Form 10KSB
period 2003-12-31
FIRST NATIONAL BANC INC
filed 2004-05-11
CIK 1266099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

Commission File No. 333-109586

FIRST NATIONAL BANC, INC.

Incorporated under the laws of the State of Georgia

I.R.S. Employer Identification No. 58-2249282

2509 Osborne Road

St. Marys, Georgia 31558

Telephone: (912) 882-3400

Securities registered under Section 12(b) of the Securities Exchange Act: None

Securities registered under Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ☑

Revenue for the fiscal year ended December 31, 2003: $1,428,740

As of May 5, 2004, 280,078 shares of the common equity of the Registrant were held by nonaffiliates. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

As of May 5, 2004, 1,017,826 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

Special Financial Report:

Pursuant to Rule 15d-2, this Report contains only the financial statements of the Registrant for its fiscal year ended December 31, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

First National Banc, Inc.

St. Marys, Georgia

We have audited the consolidated balance sheets of First National Banc, Inc. and its subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Banc, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Tiller LLC

January 30, 2004

Savannah, Georgia

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$4,797,226	$3,139,197
Federal funds sold	4,823,000	1,484,000

Cash and cash equivalents	9,620,226	4,623,197
Interest-bearing deposits in other banks	1,054,206	1,968,859
Securities available-for-sale	9,045,775	11,575,682
Loans	116,879,504	96,394,707
Less allowance for loan losses	(1,578,058)	(1,230,511)

Loans, net	115,301,446	95,164,196
Interest receivable	846,799	1,232,594
Premises and equipment, net	2,889,272	2,973,834
Foreclosed real estate, net	1,846,823	155,987
Other investments	776,000	763,850
Other assets	817,041	437,004

Total assets	$142,197,588	$118,895,203

LIABILITIES
Deposits:
Noninterest-bearing	$10,507,006	$10,860,973
Interest-bearing	102,287,651	79,165,243

Total deposits	112,794,657	90,026,216
Federal Home Loan Bank advances	13,000,000	13,000,000
Securities sold under agreements to repurchase	3,597,000	4,536,000
Other liabilities	1,015,835	800,122

Total liabilities	130,407,492	108,362,338

SHAREHOLDERS’ EQUITY
Common stock - par value $.001 per share; 9,000,000 shares authorized; 492,441 and 489,279 issued in 2003 and 2002, respectively	492	489
Preferred stock - par value $.001 per share 1,000,000 shares authorized; none issued
Additional paid-in capital	7,113,867	7,071,713
Retained earnings	4,881,686	3,452,946
Accumulated other comprehensive income	11,161	87,131

	12,007,206	10,612,279
Treasury stock, at cost - 4,913 shares in 2003 and 1,974 shares in 2002	(217,110)	(79,414)

Total shareholders’ equity	11,790,096	10,532,865

Total liabilities and shareholders’ equity	$142,197,588	$118,895,203

See notes to consolidated financial statements.

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003 and 2002

	2003	2002
INTEREST INCOME
Loans	$7,750,063	$7,498,466
Investment securities:
Taxable	234,073	567,003
Tax-exempt	56,919	136,690
Federal funds sold	24,294	17,879
Deposits in other banks	129,820	102,203

Total interest income	8,195,169	8,322,241

INTEREST EXPENSE
Deposits	2,418,793	2,765,828
Federal Home Loan Bank advances	699,417	714,875
Federal funds purchased and securities sold under agreements to repurchase	65,411	141,668

Total interest expense	3,183,621	3,622,371

NET INTEREST INCOME	5,011,548	4,699,870
PROVISION FOR LOAN LOSSES	456,519	592,347

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,555,029	4,107,523

NONINTEREST INCOME
Service charges on deposit accounts	387,342	417,378
Loan servicing fees	1,559,845	1,270,060
Other service charges and fees	104,597	89,062
Net realized gains on sales of securities available-for-sale	28,759	57,745
Other income	274,754	201,984

Total noninterest income	2,355,297	2,036,229

NONINTEREST EXPENSES
Salaries and employee benefits	2,477,503	1,808,364
Net occupancy expense	186,430	191,151
Loss on foreclosed real estate	24,485	87,743
Other expenses	2,010,846	2,032,195

Total noninterest expense	4,699,264	4,119,453

INCOME BEFORE INCOME TAXES	2,211,062	2,024,299
PROVISION FOR INCOME TAXES	782,322	695,393

NET INCOME	$1,428,740	$1,328,906

Earnings per share:
Basic	$2.94	$2.74

Diluted	$2.90	$2.69

See notes to consolidated financial statements.

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE - DECEMBER 31, 2001	445,520	$444	$5,663,920	$3,525,144	$22,460	$(575,285)	$8,636,683
Comprehensive income:
Net income				1,328,906			1,328,906
Other comprehensive income:
Net change in unrealized gain (loss) on securities available-for-sale, net tax effects					64,671		64,671

Total comprehensive income							1,393,577

Stock dividend	43,759	45	1,400,243	(1,400,288)
Cash dividend in lieu of stock				(816)			(816)
Reissuance treasury stock (19,657 shares)			7,550			619,900	627,450
Purchase of treasury stock (3,544 shares)						(124,029)	(124,029)

BALANCE - DECEMBER 31, 2002	489,279	489	7,071,713	3,452,946	87,131	(79,414)	10,532,865
Comprehensive income:
Net income				1,428,740			1,428,740
Other comprehensive income:
Net change in unrealized gain (loss) on securities available-for-sale, net tax effects					(75,970)		(75,970)

Total comprehensive income							1,352,770

Exercise of options	3,162	3	34,016			30,981	65,000
Reissuance treasury stock (1,949 shares)			8,138			78,364	86,502
Purchase of treasury stock (4,888 shares)						(247,041)	(247,041)

BALANCE - DECEMBER 31, 2003	492,441	$492	$7,113,867	$4,881,686	$11,161	$(217,110)	$11,790,096

See notes to consolidated financial statements.

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
OPERATING ACTIVITIES
Net income	$1,428,740	$1,328,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,295	266,847
Amortization and accretion, net	112,389	49,388
Provision for loan losses	456,519	592,347
Net realized (gain) loss on securities available-for-sale	(28,759)	(57,745)
Loss on foreclosed real estate	24,485	87,743
Changes in:
Interest receivable	385,795	(47,836)
Other assets	(275,901)	(214,438)
Other liabilities	215,713	(751,391)

Net cash provided by operating activities	2,497,276	1,253,821

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in other banks	950,000	1,482,767
Activity in securities available-for-sale:
Maturities, prepayments and calls	11,354,115	4,779,720
Sales	2,259,723	8,689,160
Purchases	(11,318,014)	(3,783,087)
Net increase in loans	(22,459,190)	(19,535,385)
Proceeds from sale of foreclosed real estate	150,100	348,838
Purchase of Federal Home Loan Bank stock	(12,150)
Additions to premises and equipment	(93,733)	(61,521)

Net cash used for investing activities	(19,169,149)	(8,079,508)

FINANCING ACTIVITIES
Net increase in deposits	22,768,441	3,954,999
Net increase (decrease) in securities sold under agreements to repurchase	(939,000)	265,000
Dividends paid on fractional shares		(816)
Reissuance of treasury stock	86,502	627,450
Purchase of treasury stock	(247,041)	(124,029)

Net cash provided by financing activities	21,668,902	4,722,604

Increase (decrease) in cash and cash equivalents	4,997,029	(2,103,083)
Cash and cash equivalents - beginning	4,623,197	6,726,280

Cash and cash equivalents - ending	$9,620,226	$4,623,197

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$3,329,444	$4,106,582

Income Taxes	$898,000	$712,000

See notes to consolidated financial statements.

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of First National Banc, Inc. (the “Company”) and its wholly-owned subsidiaries, First National Bank (the “Bank”) and First National Insurance Agency, Inc. (the “Agency”). All intercompany balances and transactions have been eliminated. The accounting and reporting policies and practices of the Company conform to generally accepted accounting principles and to general practice within the banking industry. The following is a summary of the more significant of such policies and practices.

Nature of Operations – The Company provides through its wholly-owned subsidiaries, a full range of banking and insurance services to individuals and business throughout coastal Georgia, including Camden and surrounding counties, and northeast Florida.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate.

Securities Available-for-Sale - Management has classified the entire investment security portfolio as available-for-sale. These securities are carried at market value with unrealized gains or losses, net of tax, included in other comprehensive income. Premiums and discounts are amortized and accreted using a method that approximates a level yield. Gains and losses from dispositions are based on the net proceeds and adjusted carrying amounts of the securities sold, using the specific identification method.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amounts adjusted for any charge-offs and the allowance for possible loan losses.

Interest on loans is recognized using the simple interest method based on the principal balance outstanding. Interest accruals, including accruals of interest on impaired loans, are discontinued when either principal or interest becomes 90 days past due, or when in management’s opinion, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that it is not reasonable to expect such interest will be collected. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to pay, the estimated value of the underlying collateral, current economic conditions, and other pertinent factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately,

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

losses may vary from current estimates and future additions to the allowance may be necessary. The allowance for loan losses is increased by charges to income and recoveries on loans previously charged off as uncollectible. Decreases in the allowance occur as loans deemed uncollectible are charged to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the schedule payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, consumer loans are not individually identified for impairment

Premises and Equipment - Property is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of such assets.

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis in the asset. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosed asset losses.

Income Taxes - Provisions for income taxes are based upon amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes based on the differences between financial statement and tax bases of assets and liabilities using current enacted tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Reclassifications - Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks and federal funds sold.

Comprehensive Income – Comprehensive income consist of net income plus other gains and losses affecting owners’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable securities. The components of comprehensive income are reported in the consolidated statements of shareholders’ equity.

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 2. SECURITIES AVAILABLE-FOR-SALE

The amortized cost, estimated market value and gross unrealized gains and losses on securities are as follows:

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003
U.S. Government agencies and corporations	$4,000,131	$649	$(16,960)	$3,983,820
Mortgage-backed securities	4,201,495	18,688	(14,064)	4,206,119
State and municipals	827,239	28,597		855,836

Total	$9,028,865	$47,934	$(31,024)	$9,045,775

December 31, 2002
U.S. Government agencies and corporations	$471,869	$2,422	$(18,973)	$455,318
Mortgage-backed securities	8,812,888	89,793	—	8,902,681
State and municipals	2,158,908	59,060	(285)	2,217,683

Total	$11,443,665	$151,275	$(19,258)	$11,575,682

For the years ended December 31, 2003 and 2002, gross realized gains on sales of securities available-for-sale were $28,759 and $57,745, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2003 follows:

	Amortized Cost	Fair Value
Due after one year through five years	$4,827,370	$4,839,656
Mortgage-backed securities	4,201,495	4,206,119

	$9,028,865	$9,045,775

At December 31, 2003 and 2002 securities with a carrying value of approximately $8,130,000 and $8,738,000, respectively, were pledged to secure deposits of public funds and for securities sold under repurchase agreements.

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 3. LOANS

Loans are summarized as follows:

	December 31,
	2003	2002
Commercial	$8,668,923	$9,607,115
Commercial real estate	48,124,792	40,624,772
Residential real estate	51,664,284	39,296,052
Consumer	8,421,505	6,866,768

	$116,879,504	$96,394,707

An analysis of the allowance for loan losses is as follows:

	2003	2002
Balance, beginning of year	$1,230,511	$891,245
Provision for loan losses	456,519	592,347
Loans charged off	(154,081)	(279,737)
Recoveries	45,109	26,656

Balance, end of year	$1,578,058	$1,230,511

Loans having recorded investments of approximately $196,000 at December 31, 2003 and approximately $708,000 at December 31, 2002 have been identified as impaired in accordance with the provisions of FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in such loans during 2003 and 2002 was approximately $98,000 and $1,033,000 respectively. The total allowance for possible loan losses related to these loans was approximately $15,000 and $102,000 at December 31, 2003 and 2002, respectively.

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment is summarized as follows:

	2003	2002
Land	$736,363	$736,363
Buildings	2,413,617	2,408,032
Furniture and equipment	1,363,314	1,442,313

	4,513,294	4,586,708
Less accumulated depreciation	1,624,022	1,612,874

	$2,889,272	$2,973,834

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 5. OTHER INVESTMENTS

Other investments are carried at cost and consist of the following:

	December 31,
	2003	2002
Federal Home Loan Bank stock	$650,000	$650,000
Federal Reserve Bank stock	126,000	113,850

	$776,000	$763,850

NOTE 6. INTEREST-BEARING DEPOSITS

Interest-bearing deposits for the years ended December 31, 2003 and 2002 are summarized as follows:

	December 31,
	2003	2002
NOW	$20,088,872	$13,416,611
Money market	2,409,707	1,549,474
Savings	4,169,538	2,694,640
Certificates of deposits, $100,000 or more	35,764,807	30,933,906
Other time deposits	39,854,727	30,570,612

	$102,287,651	$79,165,243

At December 31, 2003, scheduled maturities of certificates of deposit are as follows:

2004	$35,942,968
2005	18,873,871
2006	9,542,497
2007	6,617,208
2008	4,642,990

$75,619,534

NOTE 7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings generally mature within 90 days from the transaction date. Securities sold under these agreements are reflected at the amount of cash received in connection with the transaction and are classified as secured borrowings. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. At

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

December 31, 2003 and 2002, interest rates on agreements to repurchase were 1.24% and 1.49%, respectively.

NOTE 8. FEDERAL HOME LOAN BANK ADVANCES

The Bank has an agreement for advances with the Federal Home Loan Bank. These advances are secured by a blanket floating lien agreement, which provides a security interest in all unencumbered first mortgage residential loans, and by investments in Federal Home Loan Bank stock.

Advances from the Federal Home Loan Bank are summarized as follows:

	December 31,
	2003	2002
Advance payable - interest payable quarterly at 5.44%, principal due February 13, 2008	$3,000,000	$3,000,000
Advance payable - interest payable quarterly at 4.96%, principal due November 16, 2006	3,000,000	3,000,000
Advance payable - interest payable quarterly at 5.35%, principal due March 1, 2004	5,000,000	5,000,000
Advance payable - interest payable quarterly at 5.90%, principal due November 10, 2005	2,000,000	2,000,000

	$13,000,000	$13,000,000

Weighted-average interest rates	5.38%	5.50%

The contractual maturities of Federal Home Loan Bank advances are as follows:

Due in 2004	$5,000,000
Due in 2005	2,000,000
Due in 2006	3,000,000
Due in 2008	3,000,000

Total	$13,000,000

NOTE 9. CREDIT ARRANGEMENTS

At December 31, 2003, federal funds line of credit arrangements aggregating $7,100,000 were available to the Bank from corresponding banking institutions. There are no commitment fees and compensated balances are not required. The Bank also has a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta. Under this agreement, the Bank has a credit line up to seventy-five percent of the book value of its one-to-four family first mortgage loans, or approximately $10,900,000 available as of

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

December 31, 2003. These credit arrangements principally serve as liquidity back up for the Bank.

NOTE 10. EMPLOYEE BENEFIT PLANS

The Bank sponsors a defined benefit plan pension for eligible employees. Information pertaining to the plan is as follows:

	December 31,
	2003	2002
Projected benefit obligation	$520,302	$231,806
Fair value of plan assets	189,558	118,632
Funded status	(330,744)	(113,174)
Employer contributions	37,168	28,243
Benefits paid	—	—
Net periodic benefit cost	27,088	30,314
Amounts recognized in the balance sheets:
Accrued benefit cost	$(32,748)	$—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.75%	7.25%
Expected long-term rate of return on plan assets	8.25%	8.25%
Rate of compensation increase	5.00%	5.00%

The Company sponsors a 401(k) profit sharing plan that covers substantially all full-time employees meeting certain eligibility requirements. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 25% of the first 8% of an employee’s contribution to the plan. In addition, the plan provides for discretionary contributions as determined by the board of directors. For the plan year ended December 31, 2003 and 2002, employer matching contributions to the plan totaled $18,944 and $13,697, respectively. No discretionary contributions were made in 2003 and 2002.

NOTE 11. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $2,531,000 at December 31, 2003 and $1,782,000 at December 31, 2002. During 2003, total principal additions to related party loans were $2,788,000 and total repayments on loans were $2,039,000. Related party loans are made on the same terms as those prevailing at the time for comparable transactions with unaffiliated customers.

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 12. INCOME TAXES

The provision for income taxes is as follows:

	Years Ended December 31,
	2003	2002
Current	$903,322	$806,393
Deferred	(121,000)	(111,000)

	$782,322	$695,393

The provision for income taxes is less than computed by applying the statutory federal income tax rate of 34% to income before income taxes as indicated by the following:

	Years Ended December 31,
	2003	2002
Income tax at statutory rate	$752,000	$688,000
Increase (decrease) in taxes:
Tax-exempt interest	(27,000)	(53,000)
State income taxes, net of federal income tax benefit	62,000	45,000
Other	(4,678)	15,393

Provision for income taxes	$782,322	$695,393

The components of net deferred tax assets are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$519,000	$364,000

Deferred tax liabilities:
Net unrealized gain on investment securities available for sale	5,000	45,000
Accumulated depreciation	146,000	125,000

Total deferred tax liabilities	151,000	170,000

Net deferred tax assets	$368,000	$194,000

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 13. COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance sheet risk:

In the normal course of its lending activities, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of non-performance by the other party of the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments and evaluates each customer’s credit worthiness on a case-by-case basis. A summary of commitments is as follows:

	December 31,
	2003	2002
Commitments to extend credit	$13,769,844	$14,090,538
Credit card commitments	$442,496	$435,748
Standby letters of credit	$598,040	$94,165

Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary, for these commitments by the Bank, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. Credit card commitments are unsecured.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

The Bank’s lending activity is primarily concentrated in the market area of coastal Georgia, including Camden and surrounding counties, and northeast Florida.

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 14. MERGER

On June 17, 2003, the Company signed a definitive agreement to merge with First National Bank located in Orange Park Florida. The Company intends to acquire First National Bank in a tax-free exchange of stock accounted for as a purchase. The merger agreement specifies that each share of First National Bank will be exchanged for .68 shares of the Company’s stock. The consummation of the merger is contingent upon regulatory and shareholder approval. The merger is expected to be consummated in the first quarter of 2004.

NOTE 15. STOCK OPTIONS

The following is a summary of changes in stock options:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning	29,536	$26	28,136	$25
Options granted			1,400	$45
Options exercised	(5,098)	$10

Options outstanding - ending	24,438	$29	29,536	$26

Total stock options exercisable at December 31, 2003 and 2002 were 15,352 and 15,176 respectively. Weighted average exercise price of exercisable options at December 31, 2003 and 2002 was $27 and $22 per option, respectively.

The Company has elected not to adopt the fair value method of accounting for employee stock options as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” issued by the Financial Accounting Standards Board. Instead, as permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting prescribed under the provisions of Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation cost has been recognized for options granted in 2002. Pro forma disclosures of the effects of applying the fair value based method are considered immaterial and have been omitted.

NOTE 16. EARNINGS PER SHARE

Earnings per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” issued by the Financial Accounting Standards Board. SFAS No. 128 requires presentation of earnings per share on a basic computation and a diluted computation. The basic computation divides net income by only the weighted average number of common shares outstanding

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

for the year and the diluted computation gives effect to all diluted common shares that were outstanding during the year.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Years Ended December 31,
	2003	2002
Income available to common shareholders	$1,428,740	$1,328,906

Weighted average number of common shares used in basic earnings per share	486,754	485,595
Effect of dilutive securities:
Stock options	6,141	7,706

Weighted average number of common and dilutive potential common shares used in diluted earnings per share	492,895	493,301

NOTE 17. REGULATORY REQUIREMENTS

Federal regulations restrict the amount of dividends and loans or advances made by the Bank to the Company. The approval of the Comptroller of the Currency is required if the total dividends declared by the Bank in any calendar year exceeds the Bank’s net profit, as defined, for that year combined with its retained net profits for the preceding two years. At December 31, 2003, the Bank’s retained earnings available for payment of dividends, without prior approval of the Comptroller of the Currency was approximately $3,239,000.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and the classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined) and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2003 and 2002, that the company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2003, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total Capital ( to Risk Weighted Assets )
Consolidated	$11,935,999	11.67%	$9,051,491	8.00%
Bank	$12,913,670	11.45%	$9,037,111	8.00%	$11,296,389	10.00%

Tier 1 Capital ( to Risk Weighted Assets )
Consolidated	$10,521,704	10.41%	$4,525,746	4.00%
Bank	$11,501,621	10.20%	$4,518,556	4.00%	$6,777,834	6.00%

Tier 1 Capital ( to Average Assets )
Consolidated	$10,521,704	9.02%	$5,221,916	4.00%
Bank	$11,501,621	8.31%	$5,213,569	4.00%	$6,516,961	5.00%

December 31, 2002
Total Capital ( to Risk Weighted Assets )
Consolidated	$11,721,323	13.21%	$7,747,587	8.00%
Bank	$11,507,608	12.60%	$7,740,779	8.00%	$9,675,973	10.00%

Tier 1 Capital ( to Risk Weighted Assets )
Consolidated	$10,445,734	11.87%	$3,873,794	4.00%
Bank	$10,233,083	11.35%	$3,870,389	4.00%	$5,808,584	6.00%

Tier 1 Capital ( to Average Assets )
Consolidated	$10,445,734	8.71%	$4,648,512	4.00%
Bank	$10,233,083	8.54%	$4,652,628	4.00%	$5,815,785	5.00%

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Cash and due from banks, federal funds sold and interest-bearing deposits in other banks - The carrying amounts, due to their nature, approximate their fair value.

Securities - Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the redemption provisions of the stock.

Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying value of off-balance-sheet commitments approximates fair value based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, the underlying rates of the commitments approximate market rates.

Deposit liabilities - Fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar terms and maturities. The carrying amounts of all other deposits, due to their nature, approximate their fair values.

Short-term borrowings - The carrying amounts of federal funds purchased and borrowings under repurchase agreements approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Federal Home Loan Bank advances - Fair value for fixed-rate borrowings from the Federal Home Loan Bank are estimated using a discounted cash flow calculation that considers interest rates currently being offered on advances of similar terms to maturity.

	December 31, 2003		December 31, 2002
($ in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash Equivalents	$9,620	$9,620	$4,623	$4,623
Interest-bearing deposits in other banks	1,054	1,054	1,969	1,969
Investment securities available-for-sale	9,046	9,046	11,576	11,576
Loans	116,880	118,354	96,395	98,139

Financial liabilities:
Deposits	$112,795	$113,146	$90,026	$90,591
Federal Home Loan Bank advances	13,000	13,576	13,000	13,927
Securities sold under agreements to repurchase	3,597	3,597	4,536	4,536

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 19. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Financial information pertaining only to First National Banc, Inc. is as follows:

BALANCE SHEETS

	December 31,
	2003	2002
Assets
Cash	$39,757	$7,416
Interest-bearing deposits		100,000
Other assets	150,737	23,885
Investment in subsidiaries	11,599,602	10,401,564

Total assets	$11,790,096	$10,532,865

Shareholders’ equity
Common stock	$492	$489
Additional paid-in capital	7,113,867	7,071,713
Retained earnings	4,881,686	3,452,946
Accumulated other comprehensive income	11,161	87,131

	12,007,206	10,612,279
Treasury stock	(217,110)	(79,414)

Total shareholders’ equity	11,790,096	10,532,865

Total liabilities and shareholders’ equity	$11,790,096	$10,532,865

STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002
Income
Dividends from subsidiaries	$156,186	$25,000
Interest Income	48	4,486

	156,234	29,486
Expenses	1,500	34,362

Income before income tax benefits and equity in undistributed income of subsidiaries	154,734	(4,876)
Income tax benefit		11,500

Income before equity in undistributed income of subsidiaries	154,734	6,624
Equity in undistributed income of subsidiaries	1,274,006	1,322,282

Net income	$1,428,740	$1,328,906

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002
Operating Activities
Net income	$1,428,740	$1,328,906
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed income of subsidiaries	(1,274,026)	(1,322,282)
Increase (decrease) in other assets	(61,834)	(15,985)

Net cash provided (used) by operating activities	92,880	(9,361)

Investing Activities
Net (increase) decrease in interest-bearing deposits	100,000	(500,000)

Net cash provided (used) by investing activities	100,000	(500,000)

Financing Activities
Dividends paid on fractional shares		(816)
Purchase of treasury stock	(247,041)	(124,029)
Reissuance of treasury stock	86,502	627,450

Net cash provided (used) by financing activities	(160,539)	502,605

Increase (decrease) in cash	32,341	(6,756)
Cash - beginning of year	7,416	14,172

Cash - end of year	$39,757	$7,416

NOTE 20. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement does not have a material impact on the Company’s consolidated financial statements.

In December 2003, the Financial Standards Board revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require additional disclosures including (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) narrative disclosure of investment strategies. These disclosures were effective for financial statements with fiscal years ending after December 15, 2003. Additional disclosure of information about estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The adoption of this statement has had no material impact on the Company’s consolidated financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Marys, State of Georgia, on the 10th day of May, 2004.

FIRST NATIONAL BANC, INC.

By:	/s/ Roscoe H. Mullis

Roscoe H. Mullis
Chairman and Chief Executive Officer

By:	/s/ David G. Moffat

David G. Moffat
President and Chief Operating Officer (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roscoe H. Mullis Roscoe H. Mullis	Chairman and Chief Executive Officer	May 10, 2004

/s/ David G. Moffat David G. Moffat	President, Chief Operating Officer and Director	May 10, 2004

/s/ Michael A. Akel Michael A. Akel	Director	May 10, 2004

/s/ Michael L. Davis Michael L. Davis	Director	May 10, 2004

/s/ William H. Gross William H. Gross	Director	May 10, 2004

/s/ Kenneth L. Harrison Kenneth L. Harrison	Director	May 10, 2004

Joseph P. Helow	Director

J. Grover Henderson	Director

/s/ William H. Davis William H. Davis	Director	May 10, 2004

/s/ Thomas I. Stafford, Jr. Thomas I. Stafford, Jr.	Director	May 10, 2004

/s/ Timothy M. O’Keefe Timothy M. O’Keefe	Director	May 10, 2004

Vasant P. Bhide	Director

Benny L. Cleghorn	Director

Philip H. Cury	Director

/s/ Robert L. Mathews Robert L. Mathews	Director	May 10, 2004

Thomas I. Stafford, III	Director

/s/ Kenneth W. Suggs Kenneth W. Suggs	Director	May 10, 2004

Vernon W. Williford	Director