Form 10QSB
period 2004-03-31
FIRST NATIONAL BANC INC
filed 2004-05-24
CIK 1266099

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from to

COMMISSION FILE NUMBER: 333-109586

FIRST NATIONAL BANC, INC.

(Name of Small Business Issuer in Its Charter)

Georgia	58-2249282
(State of Incorporation)	(I.R.S. Employer Identification No.)

2509 Osborne Road

St. Marys, Georgia 31558

(Address of principal executive offices)

(912) 882-3400

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s sole class of common equity, as of May 21, 2004: 1,017,143; no par value.

Transitional Small Business Disclosure Format  Yes  ☐     No  ☒

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,888,469	$4,797,226
Federal funds sold	544,000	4,823,000

Cash and cash equivalents	12,432,469	9,620,226
Interest-bearing deposits in other banks	709,833	1,054,206
Securities available-for-sale	15,213,176	9,045,775
Loans	188,195,027	116,879,504
Less allowance for loan losses	(2,683,155)	(1,578,058)

Loans, net	185,511,872	115,301,446
Premises and equipment, net	8,364,418	2,889,272
Foreclosed real estate, net	1,734,079	1,846,823
Other investments	1,191,000	776,000
Intangible assets	2,591,053
Other assets	2,337,462	1,663,840

Total assets	$230,085,362	$142,197,588

LIABILITIES
Deposits:
Noninterest-bearing	$26,433,918	$10,507,006
Interest-bearing	159,329,471	102,287,651

Total deposits	185,763,389	112,794,657
Federal funds purchased	2,304,000
Securities sold under agreements to repurchase	4,488,000	3,597,000
Federal Home Loan Bank advances	14,500,000	13,000,000
Other liabilities	1,684,236	1,015,835

Total liabilities	208,739,625	130,407,492

SHAREHOLDERS’ EQUITY
Common stock – par value $.001 per share; 9,000,000 shares authorized; 1,027,710 and 492,441 issued in 2004 and 2003, respectively	1,028	492
Preferred stock – par value $.001 per share 1,000,000 shares authorized; none issued
Additional paid-in capital	16,482,113	7,113,867
Retained earnings	5,323,314	4,881,686
Accumulated other comprehensive income	41,495	11,161

	21,847,950	12,007,206
Treasury stock, at cost – 10,567 shares in 2004 and 4,913 shares in 2003	(502,213)	(217,110)

Total shareholders’ equity	21,345,737	11,790,096

Total liabilities and shareholders’ equity	$230,085,362	$142,197,588

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME
Loans, including fees	$2,427,094	$2,040,904
Investment securities:
Taxable	58,419	72,181
Tax-exempt	7,319	20,275
Other interest	8,307	34,197

Total interest income	2,501,139	2,167,557

INTEREST EXPENSE
Deposits	574,604	615,111
Federal Home Loan Bank advances	155,991	171,987
Other borrowed funds	12,899	17,907

Total interest expense	743,494	805,005

NET INTEREST INCOME	1,757,645	1,362,552
PROVISION FOR LOAN LOSSES	125,000	130,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,632,645	1,232,552

NONINTEREST INCOME
Service charges on deposit accounts	87,995	87,804
Mortgage origination fees	122,358	84,071
Other service charges and fees	94,419	64,223
Other income	73,079	81,664

Total noninterest income	377,851	317,762

NONINTEREST EXPENSES
Salaries and employee benefits	637,802	561,497
Net occupancy expense	59,196	31,731
Other expenses	597,389	490,736

Total noninterest expense	1,294,387	1,083,964

INCOME BEFORE INCOME TAXES	716,109	466,350
PROVISION FOR INCOME TAXES	274,481	147,822

NET INCOME	$441,628	$318,528

Earnings per share:
Basic	$0.62	$0.44

Diluted	$0.61	$0.44

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three Months Ended March 31, 2004 and 2003

unaudited

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE – DECEMBER 31, 2002	489,279	$489	$7,071,713	$3,452,946	$87,131	$(79,414)	$10,532,865
Comprehensive income:
Net income				318,531			318,531
Other comprehensive income:
Net change in unrealized (loss) on securities available-for-sale, net tax effects					(21,758)		(21,758)

Total comprehensive income							296,773

Exercise of options	2,663	3	69,997			(40,000)	30,000
Reissuance treasury stock (225 shares)						9,000	9,000
Purchase of treasury stock (3,188 shares)						(101,960)	(101,960)

BALANCE – MARCH 31, 2003	491,942	$492	$7,141,710	$3,771,477	$65,373	$(212,374)	$10,766,678

BALANCE – DECEMBER 31, 2003	492,441	$492	$7,113,867	$4,881,686	$11,161	$(217,110)	$11,790,096
Comprehensive income:
Net income				441,628			441,628
Other comprehensive income:
Net change in unrealized gain on securities available-for-sale, net tax effects					30,334		30,334

Total comprehensive income							471,962

Exercise of options	5,599	6	189,361			(132,367)	57,000
Purchase of treasury stock (5,654 shares)						(152,736)	(152,736)
Stock issuance in merger	204,000	204	9,179,211				9,179,415
Stock dividend effected in form of a stock split	325,670	326	(326)

BALANCE – MARCH 31, 2004	1,027,710	$1,028	$16,482,113	$5,323,314	$41,495	$(502,213)	$21,345,737

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$441,628	$318,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,040	44,885
Amortization and accretion, net	14,634	24,273
Provision for loan losses	125,000	130,000
Loss on foreclosed real estate	13,162	1,297
Changes in other assets and other liabilities, net	(638,528)	(111,086)

	6,936	407,897

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in other banks	349,516	248,975
Activity in securities available-for-sale:
Maturities, prepayments and calls	848,418	1,996,306
Purchases	(2,752,656)	(4,522,793)
Net increase in loans	(7,531,309)	(7,121,059)
Net cash received in bank acquisition	4,510,213
Proceeds from sale of foreclosed real estate	110,475	30,874
Purchase of Federal Home Loan Bank stock	(75,000)
Additions to premises and equipment	(93,965)	(6,035)

Net cash used for investing activities	(4,634,308)	(9,373,732)

FINANCING ACTIVITIES
Net increase in deposits	4,385,351	10,247,285
Federal Home Loan Bank advances	1,500,000
Net increase in federal funds purchased	2,304,000	2,153,000
Net increase (decrease) in securities sold under agreements to repurchase	(597,000)
Reissuance of treasury stock		9,000
Purchase of treasury stock	(152,736)	(101,960)

Net cash provided by financing activities	7,439,615	12,307,325

Increase (decrease) in cash and cash equivalents	2,812,243	3,341,490
Cash and cash equivalents – beginning	9,620,226	4,623,197

Cash and cash equivalents – ending	$12,432,469	$7,964,687

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The December 31, 2003 consolidated balance sheet has been derived from the Company’s 2003 audited financial statements.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of credit risk

The Company makes loans to individuals and businesses in and around Camden County, Georgia and north Florida for various personal and commercial purposes. The Company has a diversified loan portfolio and the borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

Investment securities

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value which is determined using quoted market prices. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders’ equity (accumulated other comprehensive income). Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method. Premiums and discounts are amortized into interest income by a method that approximates a level yield.

2. Held to maturity: These are investment securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. Premiums and discounts are amortized into interest income by a method that approximates a level yield. The Company has no held to maturity securities.

3. Trading: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

Loans, interest and fee income on loans

Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees, and the allowance for possible loan losses are deducted from total loans in the consolidated balance sheet. Interest income is recognized on an accrual basis over the term of the loan based on the principal amount outstanding.

Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal. Loans are not returned to accrual status until the borrower demonstrates the ability to pay principal and interest. Loans on non-accrual status as well as real estate acquired through foreclosure or deed taken in lieu of foreclosure are included in non-performing assets.

Allowance for possible loan losses

The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present estimated loss characteristics of the current loan portfolio. Management’s estimate is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provision for possible loan losses and recoveries on loans previously charged off are added to the allowance.

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. This standard requires that all lenders value loans at the loan’s fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate.

Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

Assets acquired in settlement of loans

Assets acquired in settlement of loans include real estate acquired through foreclosure or deed taken in lieu of foreclosure, and repossessed assets. These assets are recorded at the lower of the carrying value of the loans or the estimated fair value of the related asset, net of estimated selling costs. The excess carrying value, if any, is charged to the allowance for possible loan losses upon transfers. If further reduction in value occurs, charges are included in income from operations.

Intangible Assets

Intangible assets include goodwill and core deposit premiums, resulting from the acquisition of First National Bank located in Orange Park, Florida. Core deposit premiums are amortized over 10 to 15 years using the straight-line or the sum-of-the-years’ digits method based upon historical studies of core deposits. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

The Company tests for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill.

Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

As of March 31, 2004, the Company had unamortized goodwill in the amount of $1,463,053 and unamortized identifiable core deposit intangible assets in the amount of $1,128,000.

Income taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Advertising and public relations expense

Advertising, promotional, and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailings are expensed in the period in which the direct mailings are sent.

Net income per share

Net income per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128 “Earnings Per Share.” The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. On April 1, 2004, the Company issued a forty-six percent stock dividend per share and share amounts have been retroactively restated to reflect the stock dividend declared.

Statement of cash flows

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and cash equivalents”. Cash and cash equivalents have an original maturity of three months or less.

Risks and uncertainties

In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan and investment securities portfolios that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported shareholders’ equity or net income.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 were effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 and continues to account for its stock-based compensation using the intrinsic value method of APB Opinion No. 25.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS

No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any impact on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. EITF No. 03-1 was effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any effect on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 EARNINGS PER SHARE

Basic and diluted earnings per share have been computed based upon net income presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed outstanding after giving retroactive effect for a 46% stock dividend to shareholders of record on April 1, 2004 as summarized below. Diluted earnings per share reflect the dilute effect of additional shares of common stock that could be issued upon the exercise of outstanding stock options.

	Three Months Ended March 31,
	2004	2003
Weighted average number of common shares used in basic earnings per share	716,951	716,320
Effect of dilutive securities:
Stock options	8,101	10,464

Weighted average number of common and dilutive potential common shares used in diluted earnings per share	725,052	726,784

NOTE 3 MERGER

Effective March 31, 2004, the Company consummated its acquisition of First National Bank located in Orange Park, Florida (First National Bank). Under the terms of the merger, the Company issued 204,000 shares of its common stock in exchange for 100% of the outstanding common stock of First National Bank. The exchange ratio for the transaction was 0.68 shares of First National Bank common stock for each issued and outstanding share of the Company’s common stock in the merger.

The acquisition was accounted for under the purchase method in accordance with SFAS 141, Business Combinations and was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In accordance with SFAS 141, the purchase price has been allocated to the assets and liabilities assumed based on the estimated fair values at the date of acquisition. The estimated fair values of the purchased assets and liabilities at the date of the transaction were determined from a study prepared by Kraft Bros, Esstman, Patton & Harrell, PLLC of Nashville, Tennessee and their affiliate Centennial Valuation Group, LLC, also of Nashville, Tennessee. The excess of purchase price over the estimated fair values of net assets acquired has been recorded as goodwill. The allocation of the purchase price, including related acquisition costs, to the assets and acquired and liabilities assumed is presented in note 4.

The following pro forma consolidated results of operations have been prepared as if the acquisition of First National Bank had occurred at January 1, 2003. The pro forma information is not necessarily indicative of the results of operations that would have been achieved had the merger been completed at the beginning of the applicable periods presented, nor is it intended to be a projection of future results.

	Three Months Ended March 31,
	2004	2003
Net interest income	$2,594,635	$1,982,938
Net income	671,423	444,742
Net interest income per share
Basic	$2.55	$1.95
Diluted	$2.52	$1.93
Earnings per share:
Basic	$0.66	$0.44
Diluted	$0.65	$0.43

NOTE 1 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	2004	2003
Income taxes	$180,000	$124,137
Interest	807,202	883,837

Supplemental schedule of noncash investing and financing activities:

Acquisition of First National Bank Orange Park Florida:

Assets Acquired:
Cash	$4,082,355
Federal funds sold	544,000
Investment securities	4,236,979
Loans, net	62,804,117
Premises and equipment	5,432,221
Other investments	340,000
Goodwill	1,463,053
Core deposit intangibles	1,128,000
Other assets	653,452

Total Assets	80,684,177

Liabilities Assumed:
Deposits	68,583,381
Securities sold under agreement to repurchase	1,488,000
Other liabilities	1,317,239

Total Liabilities	71,388,620

Issuance of stock in merger	9,179,415

Direct out-of-pocket costs of acquisition	116,142

Net cash and cash equivalents received in acquisition	$4,510,213

Item 2.	Management’s Discussion and Analysis of Financial Condition

This discussion is intended to assist in understanding the consolidated financial condition and results of operations of First National Banc, Inc. (the “Company”). The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report and in the Company’s 2003 Annual Report on Form 10-KSB.

Overview

The Company was formed in 1996 to act as a holding company for First National Bank, St. Marys, Georgia, a national banking association that was organized in 1988, in order to broaden First National Bank of St. Marys’ ability to serve its customers’ needs for financial services. The holding company structure was adopted to enable First National Bank of St. Marys to expand its business through the acquisition of other financial institutions and to respond to new or additional banking-related services opportunities to which a bank might not be permitted to respond.

First National Bank of St. Marys offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans and consumer/installment loans. The bank operates two branches in Kingsland, Georgia in addition to its main office in St. Marys, Georgia.

In June 1999, the Company formed First National Insurance Agency, Inc., a full service insurance agency offering personal and commercial insurance products through major carriers. First National Insurance Agency operates out of First National Bank of St. Marys’ main office in St. Marys, Georgia.

On March 31, 2004, the Company acquired First National Bank located in Orange Park, Florida, which is now a subsidiary of the Company. First National Bank was originally chartered in November 1999 and its market area consists of the communities in and surrounding Clay County, Florida. The Company expects the acquisition to create a banking organization with an increased regional scope while recognizing revenue enhancements and cost synergies. For more information on the acquisition see Note 3 of the unaudited consolidated financial statements included in this report and the Company’s Form S-4 Registration Statement filed on February 11, 2004.

Since the acquisition of First National Bank occurred on March 31, 2004, the acquired bank’s net income is not reflected in the Company’s net income through the first quarter of 2004. However, the acquired bank’s assets are presented in the Company’s consolidated balance sheet at March 31, 2004.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in Note 1 to the unaudited consolidated financial statements included herein.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses and valuation of intangible assets are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections “Loan Portfolio” and “Asset Quality” in this report and the section “Intangible Assets” in Note 1 to the unaudited consolidated financial statements included herein for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses and intangible assets.

Results Of Operations

Overview

The Company’s net income was $441,628 for the first quarter of 2004, compared to $318,528 for the first quarter of 2003, an increase of 38.6%. Basic earnings per share was $0.62 for the first quarter of 2004 compared to $0.44 for the first quarter of 2003.

The Company’s return on average assets was 0.95% (annualized) for the three months ended March 31, 2004, compared to 1.02% (annualized) for the three months ended March 31, 2003. Excluding the assets resulting from the acquisition of First National Bank, the Company’s annualized return on average assets was 1.21% for the three months ended March 31, 2004. The Company’s return on average equity for the three months ended March 31, 2004 was 10.66% (annualized) compared to 11.98% (annualized) for the three months ended March 31, 2003. Excluding the equity resulting from the acquisition of First National Bank, the Company’s annualized return on average equity was 15.06% for the three months ended March 31, 2004.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $1,757,645 for the quarter ended March 31, 2004, an increase of $395,093 (29.0%) over net interest income of $1,362,552 for the quarter ended March 31, 2003. This increase was primarily the result of additional interest income generated by the growth in the Company’s loan portfolio. The Company’s interest expense continued to decline due to the prolonged period of low interest rates. Average interest-earning assets were $161,609,173 for the quarter ended March 31, 2004 compared to $122,382,792 at December 31, 2003 and $115,288,205 at March 31, 2003, an increase of $39,226,381 (32.1%) and $46,320,968 (40.2%), respectively. Loans are the highest yielding component of interest-earning assets. The annualized yield on loans for the three months ended March 31, 2004 and 2003 was 6.19% and 7.52%, respectively. The decrease is due to the fact that the interest income from the loans acquired as a result of acquisition of First National Bank located in Orange Park, Florida were not included in the calculation of the yield. Annualized interest margin for the three months ended March 31, 2004 and 2003 was 4.20% and 4.31%, respectively. The decrease in net interest margin was the result of the prolonged period of low interest rates. New loans added in this low interest rate environment have served to reduce the net interest margin. Total loans, net of the allowance for loan losses, were $185,511,872 at March 31, 2004 compared to $115,301,446 at December 31, 2003 and $100,511,673 at March 31, 2003, an increase of $70,210,426 (60.9%) and $85,000,199 (84.6%), respectively.

Loans held by the Company for investment are primarily funded through deposits, Federal Home Loan Bank Advances, repurchase agreements, and federal funds agreements with correspondent financial institutions. At March 31, 2004, loans represented 91.3% of interest-earning assets compared to 88.0% at December 31, 2003, and 85.9% at March 31, 2003. Investments in securities available for sale at March 31, 2004 were $15,213,176, an increase of $6,167,401 (68.2%) from $9,045,775 at December 31, 2003. Average interest-bearing deposits for the three months ended March 31, 2004 were $149,753,061. The Company’s annualized cost of funds for the three months ended March 31, 2004 and 2003 was 1.99% and 2.95%, respectively. The decrease is due to the fact that the interest expense from the deposits acquired as a result of acquisition of First National Bank located in Orange Park, Florida were not included in the calculation of the cost of funds. The Company’s Federal Home Loan Bank advances were $14,500,000 at March 31, 2004, an increase of $1,500,000 (11.5%) from the December 31, 2003 balance of $13,000,000. The Company’s repurchase agreements were $4,488,000 at March 31, 2004, an increase of $891,000 (24.8%) from the December 31, 2003 balance of $3,597,000. The Company’s balance of federal funds purchased was $2,304,000 at March 31, 2004, which represents an increase of $2,304,000 from the Company’s December 31, 2003 balance of $0.

Interest Income

Interest income for the three months ended March 31, 2004 was $2,501,139, an increase of $333,582 (15.4%) from $2,167,557 for the three months ended March 31, 2003. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from the Bank’s increased investment in the loan portfolio. Interest income and fees on loans was $2,427,094 for the three months ended March 31, 2004, an increase of $386,190 (18.9%) from $2,040,904 for the three months ended March 31, 2003. The Company has maintained an increasing level of interest income and fees on loans for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 in a declining rate environment primarily as a result of increasing the Bank’s investment in loans. The Company’s opportunity to increase the volume of loans is primarily attributable to the Company’s growth in the Camden County, Georgia and north Florida market areas.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $743,494, a decrease of $61,511 (7.6%) from $805,005 for the three months ended March 31, 2003. While the Company has experienced a significant increase in interest-bearing deposits from March 31, 2003 to March 31, 2004, interest expense on these deposits has decreased due to the lower rate environment in which these funds were obtained.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 was $377,851, an increase of $60,089 (18.9%) from $317,762 for the three months ended March 31, 2003. Mortgage origination fees were $122,358 for the three months ended March 31, 2004, an increase of $38,287 (45.5%) from $84,071 for the three months ended March 31, 2003. The increase in mortgage origination fees is attributable to the continued favorable level of 15- and 30-year mortgage rates. The Company expects mortgage origination fees to continue with the establishment of the mortgage origination office in Fort Lauderdale, Florida. Other service charges and fees were $94,419 for the three months ended March 31, 2004, an increase of $30,196 (47.0%) from $64,223 for the three months ended March 31, 2003. The increase is due primarily to a higher level of service charges assessed to a large commercial deposit relationship.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2004 was $1,294,387, an increase of $210,423 (16.3%) from $1,083,964 for the three months ended March 31, 2003. Salary and employee benefit costs were $637,802 for the three months ended March 31, 2004, an increase of $76,305 (13.6%) from $561,497 for the three months ended March 31, 2003. Occupancy expenses were $59,196 for the three months ended March 31, 2004, an increase of $27,465 (86.6%) from $31,731 for the three months ended March 31, 2003. These increases are primarily the result of the Company hiring additional personnel and the costs associated with opening and operating a mortgage origination office in Fort Lauderdale, Florida. Other expenses were $597,389 for the three months ended March 31, 2004, an increase of $106,653 (21.7%) from $490,736 for the three months ended March 31, 2003. The increases in other expenses were primarily the result of a loss on the sale of a foreclosed property and other expenses related to the Company’s other real estate owned. Increased employee training and development costs in order to support the growth in operations also contributed to the rise in other expenses.

Income Taxes

The Company recorded income tax expense of $274,481 for the three months ended March 31, 2004, resulting from the net income before taxes of $716,109 for the quarter.

Review Of Financial Condition

Overview

Total consolidated assets at March 31, 2004 were $230,085,362, an increase of $87,887,774 (61.8%) from December 31, 2003 total consolidated assets of $142,197,588, and an increase of $98,875,483 (75.4%) from March 31, 2003 total consolidated assets of $131,209,879. Interest-earning assets were $203,169,881 at March 31, 2004 compared to $131,000,427 at December 31, 2003 and $117,040,336 at March 31, 2003, an increase of $72,169,454 (55.1%) and $86,129,545 (73.6%), respectively. Total loans, net of the allowance for loan losses, were $185,511,872 at March 31, 2004 compared to $115,301,446 at December 31, 2003 and $100,511,673 at March 31, 2003, an increase of $70,210,426 (60.9%) and $85,000,199 (84.6%), respectively.

The Company’s growth in assets from March 31, 2003 and December 31, 2003 to March 31, 2004 is primarily the result of the acquisition of First National Bank located in Orange Park, Florida. The growth was also the result of the Company’s continued loan growth.

Management continuously monitors the financial condition of the Company in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company’s financial condition is discussed in detail below.

Loan Portfolio

At March 31, 2004, the Company’s loan portfolio was $188,195,027, an increase of $71,315,523 compared to $116,879,504 at December 31, 2003. The increase was primarily the result of the acquisition of First National Bank located in Orange Park, Florida. The acquired bank’s loan portfolio was $63,719,744 at March 31, 2004. The addition of the loans from the acquired bank did not significantly change the Company’s overall combination of loans in each loan category. The following table presents various categories of loans contained in the Company’s loan portfolio at the dates indicated:

Type of Loan	At March 31, 2003	Percent of loans in each category to total loans	At December 31, 2003	Percent of loans in each category to total loans
Real Estate
Construction	38,968,507	20.7%	23,999,305	20.5%
Mortgage	119,180,011	63.3%	71,962,843	61.6%

Total	158,148,518	84.0%	95,962,148	82.1%
Commercial	19,319,099	10.3%	12,312,173	10.5%
Consumer	10,727,410	5.7%	8,401,947	7.2%
Other	252,243	0.1%	203,236	0.2%

Total	188,195,027	100.0%	116,879,504	100.0%

Deposits

At March 31, 2004, the Company’s deposits were $185,763,389, an increase of $72,968,732 compared to $112,794,657 at December 31, 2003. The increase was primarily the result of the acquisition of First National Bank located in Orange Park, Florida. The acquired bank’s deposits were $68,583,382 at March 31, 2004. The Company’s combined money market accounts increased significantly by $20,486,247 to $22,895,954 at March 31, 2004 from $2,409,707 at December 31, 2003 primarily due to the addition of the acquired bank’s money market balances. The following table presents the Company’s various categories of deposits at the dates indicated:

Deposit Category	At March 31, 2003	Percent of deposits in each category to total deposits	At December 31, 2003	Percent of deposits in each category to total deposits
Non-interest bearing demand deposits	26,433,918	14.2%	10,507,006	9.3%
NOW	24,537,329	13.2%	20,088,872	17.8%
Money market	22,895,954	12.3%	2,409,707	2.1%
Savings	5,559,429	3.0%	4,169,538	3.7%
Certificates of deposit, $100,000 or more	56,609,169	30.5%	35,764,807	31.7%
Other time deposits	49,727,590	26.8%	39,854,727	35.3%

Total	185,763,389	100.0%	112,794,657	100.0%

Other Borrowings

The Company has agreements for advances with the Federal Home Loan Bank. These advances are secured by a blanket floating lien agreement, which provides a security interest in all unencumbered first mortgage residential loans, and by investments in Federal Home Loan Bank stock. At March 31, 2004, the Company had $14,500,000 in advances from the Federal Home Loan Bank compared to $13,000,000 at December 31, 2003. The additional advance was used to partially fund growth in the loan portfolio. The weighted average interest rate on the Company’s outstanding advances at March 31, 2004 was 3.53%.

The Company also utilizes securities sold under agreements to repurchase, which are classified as secured borrowings which generally mature within 90 days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. At March 31, 2004, the Company had an agreement to repurchase in the amount of $4,488,000 compared to $3,597,000 at December 31, 2003. The agreements to repurchase are partially secured by mortgage-backed securities, and a portion of the reduction reflects principal repayments received on the underlying securities. The interest rate on each bank’s agreement to repurchase was 1.24%.

Intangible Assets

At March 31, 2004, the Company had $2,591,053 in intangible assets resulting from the acquisition of First National Bank located in Orange Park, Florida. The Company did not have any intangible assets at December 31, 2003. Goodwill of $1,463,053 and a core deposit of $1,128,000 represented the balance of the intangible assets at March 31, 2004. For more information on the acquisition see Note 3 and Note 4 of the unaudited consolidated financial statements.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Company’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

Non-performing assets were $1,973,913 at March 31, 2004, compared to $2,043,269 at December 31, 2003 and $2,058,201 at March 31, 2003. The composition of non-performing assets for each date is shown below.

	March 31, 2004	December 31, 2003
Non-accrual loans	$239,833	$196,446
OREO, net of valuation allowance	1,734,080	1,846,823

	$1,973,913	$2,043,269

The ratio of non-performing assets to net loans and other real estate was 1.05% at March 31, 2004 and 1.74% at December 31, 2003.

Reduction and disposition of non-performing assets is a management priority.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of historical loan losses, loan concentrations, including geographic and industry concentrations, policy and staff considerations, collateral values, economic factors including current and anticipated conditions, volume of the loan portfolio, delinquency trends and peer comparisons. The allowance provides for probable losses that have been identified with individual loan relationships and for probable losses that are believed to be inherent in the loan portfolio that have yet not been identified. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $125,000 during the quarter ended March 31, 2004. The ratio of allowance for loan losses to total gross loans was 1.43% at March 31, 2004 and 1.35% at December 31, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Capital Resources

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, Federal Home Loan Bank advances, repurchase agreements, federal funds lines, or investment portfolio maturities. The Company’s subsidiary banks actively manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital (“Tier I”), 8% for total risk-based capital and 4% for the leverage ratio. The Company and its subsidiary banks’ actual capital amounts and ratios as of March 31, 2004 are presented in the following table:

March 31, 2004	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital ( to Risk Weighted Assets )
Consolidated	$21,857,185	11.56%	$15,126,261	8.00%	$18,907,826	10.00%
First National Bank – St. Marys	$13,046,134	10.87%	$9,586,621	8.00%	$11,983,276	10.00%
First National Bank – Orange Park	$8,309,307	10.65%	$5,514,750	8.00%	$6,893,438	10.00%
Tier 1 Capital ( to Risk Weighted Assets )
Consolidated	$19,489,762	10.31%	$7,563,130	4.00%	$11,344,695	6.00%
First National Bank – St. Marys	$11,542,534	9.62%	$4,793,310	4.00%	$7,189,966	6.00%
First National Bank – Orange Park	$7,465,332	9.40%	$2,757,375	4.00%	$4,136,063	6.00%
Tier 1 Capital ( to Average Assets )
Consolidated	$19,489,762	10.47%	$7,445,945	4.00%	$9,307,432	5.00%
First National Bank – St. Marys	$11,542,534	8.34%	$5,535,988	4.00%	$6,919,984	5.00%
First National Bank – Orange Park	$7,465,332	9.86%	$3,028,532	4.00%	$3,785,665	5.00%

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company is a party to various contractual commitments not reflected on its balance sheet. These instruments represent unfunded commitments, not outstanding balances. Therefore, the risk associated with these financial instruments is referred to as “off-balance sheet risk.” Financial instruments with off-balance sheet risk include (i) commitments to extend credit, (ii) credit card commitments, and (iii) standby letters of credit. All of the commitments involve elements of credit and interest rate risk not reflected on the balance sheet. The Company’s subsidiary banks use the same credit and collateral policies in making these commitments as they do for on-balance sheet instruments.

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Company’s commitments have predetermined variable or fixed interest rates and fixed expiration dates. At March 31, 2004, commitments to extend credit totaled $24,452,163 and represented the unfunded portion of equity, working capital and general lines of credit. At March 31, 2004, the Company had $417,076 in credit card commitments and $1,478,137 in outstanding standby letters of credit.

Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in “Liquidity and Capital Resources” above, management believes that the Company has adequate sources of liquidity from deposit growth, Federal Home Loan Bank Advances, federal funds lines and investment maturities to meet these obligations should the need arise. The Company is not involved in any other off-balance sheet contractual relationships or transactions which could result in liquidity needs or significantly impact earnings nor does the Company have unconsolidated related entities.

Impact of Inflation

The assets and liabilities of financial institutions are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company’s performance than do the effects of changes in the general rate of inflation and changing prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The Company seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those which may result from inflation.

Cautionary Note Regarding Forward-Looking Statements

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental, monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 3.	Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, the Company’s principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company’s internal control over financial reporting and the Company’s auditors were so advised.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	– Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-109586, filed 12/23/03 (“Form S-4/A”)).

3.2	– Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the S-4/A.

31.1	– Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	– Certification of President and Chief Operating Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	– Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANC, INC.

Date:	May 24, 2004	By:	/s/ Roscoe H. Mullis

Roscoe H. Mullis Chairman and Chief Executive Officer (principal executive officer)

Date:	May 24, 2004	By:	/s/ David G. Moffat

David G. Moffat President and Chief Operating Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of President and Chief Operating Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.