Form 10QSB
period 2004-06-30
FIRST NATIONAL BANC INC
filed 2004-08-16
CIK 1266099

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s sole class of common equity, $0.001 par value per share, as of August 14, 2004: 1,016,345.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST NATIONAL BANC, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS
Cash and due from banks	$5,665,362	$4,797,226
Federal funds sold	700,000	4,823,000

Cash and cash equivalents	6,365,362	9,620,226
Interest-bearing deposits in other banks	715,027	1,054,206
Securities available-for-sale	15,834,082	9,045,775

Loans	197,295,811	116,879,504
Less allowance for loan losses	(2,733,551)	(1,578,058)

Loans, net	194,562,260	115,301,446
Premises and equipment, net	8,372,764	2,889,272
Foreclosed real estate, net	1,734,079	1,846,823
Other investments	1,207,000	776,000
Intangible assets	2,575,283	—
Other assets	2,177,172	1,663,840

Total assets	$233,543,029	$142,197,588

LIABILITIES
Deposits:
Noninterest-bearing	$24,352,060	$10,507,006
Interest-bearing	161,967,376	102,287,651

Total deposits	186,319,436	112,794,657

Federal funds purchased	3,025,000	—
Securities sold under agreements to repurchase	2,837,000	3,597,000
Federal Home Loan Bank advances	12,500,000	13,000,000
Subordinated debentures	5,155,000	—
Other liabilities	2,054,150	1,015,835

Total liabilities	211,890,586	130,407,492

SHAREHOLDERS’ EQUITY
Common stock - par value $.001 per share; 9,000,000 shares authorized; 1,032,590 and 492,441 issued in 2004 and 2003, respectively	1,032	492
Preferred stock - par value $.001 per share 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	16,646,097	7,113,867
Retained earnings	5,893,567	4,881,686
Accumulated other comprehensive income	(111,027)	11,161

	22,429,669	12,007,206
Treasury stock, at cost - 16,245 shares in 2004 and 4,913 shares in 2003	(777,226)	(217,110)

Total shareholders’ equity	21,652,443	11,790,096

Total liabilities and shareholders’ equity	$233,543,029	$142,197,588

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$3,703,907	$2,043,870	$6,131,001	$4,084,774
Investment securities:
Taxable	80,069	41,326	138,488	113,507
Tax-exempt	13,681	30,411	21,000	50,686
Other interest	13,828	82,611	22,135	116,808

Total interest income	3,811,485	2,198,218	6,312,624	4,365,775

INTEREST EXPENSE
Deposits	835,523	611,705	1,410,127	1,226,816
Federal Home Loan Bank advances	122,147	173,900	278,138	345,887
Other borrowed funds	55,842	17,043	68,741	34,950

Total interest expense	1,013,512	802,648	1,757,006	1,607,653

NET INTEREST INCOME	2,797,973	1,395,570	4,555,618	2,758,122

PROVISION FOR LOAN LOSSES	140,658	39,916	265,658	169,916

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,657,315	1,355,654	4,289,960	2,588,206

NONINTEREST INCOME
Service charges on deposit accounts	124,038	81,574	212,033	169,378
Mortgage origination fees	123,033	109,243	245,391	193,314
Other service charges and fees	265,188	126,616	359,607	190,839
Other income	75,523	76,772	147,177	158,436
Loss on sale of securities	(26,075)	—	(26,075)	—

Total noninterest income	561,707	394,205	938,133	711,967

NONINTEREST EXPENSES
Salaries and employee benefits	962,039	575,005	1,599,841	1,136,502
Net occupancy expense	148,090	57,960	205,861	89,691
Other expenses	963,668	486,899	1,561,057	977,635

Total noninterest expense	2,073,797	1,119,864	3,366,759	2,203,828

INCOME BEFORE INCOME TAXES	1,145,225	629,995	1,861,334	1,096,345
PROVISION FOR INCOME TAXES	455,756	272,339	730,237	420,161

NET INCOME	$689,469	$357,656	$1,131,097	$676,184

Earnings per share:
Basic	$0.68	$0.50	$1.30	$0.94

Diluted	$0.67	$0.49	$1.29	$0.92

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2004 and 2003

Unaudited

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE - DECEMBER 31, 2002	489,279	$489	$7,071,713	$3,452,946	$87,131	$(79,414)	$10,532,865
Comprehensive income:
Net income				676,184			676,184
Other comprehensive income:
Net change in unrealized (loss) on securities available-for-sale, net tax effects					(8,818)		(8,818)

Total comprehensive income							667,366

Exercise of options	3,162	3	87,799			(52,802)	35,000
Reissuance treasury stock (300 shares)						12,375	12,375
Purchase of treasury stock (4,488 shares)						(148,929)	(148,929)

BALANCE - JUNE 30, 2003	492,441	$492	$7,159,512	$4,129,130	$78,313	$(268,770)	$11,098,677

BALANCE - DECEMBER 31, 2003	492,441	$492	$7,113,867	$4,881,686	$11,161	$(217,110)	$11,790,096
Comprehensive income:
Net income				1,131,097			1,131,097
Other comprehensive income:
Net change in unrealized gain on securities available-for-sale, net tax effects					(122,188)		(122,188)

Total comprehensive income							1,008,909

Exercise of options	10,775	11	353,344			(132,367)	220,988
Cash dividends				(119,216)			(119,216)
Purchase of treasury stock (11,332 shares)						(427,749)	(427,749)
Stock issuance in merger	204,000	204	9,179,211				9,179,415
Stock dividend effected in form of a stock split	325,374	325	(325)

BALANCE - JUNE 30, 2004	1,032,590	$1,032	$16,646,097	$5,893,567	$(111,027)	$(777,226)	$21,652,443

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,131,097	$676,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	164,459	89,471
Amortization and accretion, net	90,591	64,193
Loss on sale of securities	26,075	—
Provision for loan losses	265,658	169,916
Loss on foreclosed real estate	13,162	10,722
Changes in other assets and other liabilities, net	27,041	38,718

Net cash provided by operating activities	1,718,083	1,049,204

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in other banks	349,516	242,875
Activity in securities available-for-sale:
Maturities, prepayments and calls	2,193,295	6,599,742
Sales	2,063,438	—
Purchases	(7,074,719)	(6,729,050)
Net increase in loans	(16,722,355)	(11,196,646)
Net cash received in bank acquisition	4,475,712	—
Proceeds from sale of foreclosed real estate	110,475	49,440
Purchase of Federal Home Loan Bank stock	(195,000)	(38,436)
Proceeds from sale of Federal Home Loan Bank stock	259,000	—
Purchase of trust preferred securities	(155,000)	—
Additions to premises and equipment	(215,730)	(18,644)

Net cash used for investing activities	(14,911,368)	(11,090,719)

FINANCING ACTIVITIES
Net increase in deposits	4,941,398	12,077,471
Net decrease in Federal Home Loan Bank advances	(500,000)	—
Net increase in federal funds purchased	3,025,000	333,000
Net decrease in securities sold under agreements to repurchase	(2,248,000)	(487,000)
Proceeds from issuance of subordinated debentures	5,155,000	—
Cash dividends paid	(119,216)	—
Exercise of stock options	111,988	—
Reissuance of treasury stock	—	12,375
Purchase of treasury stock	(427,749)	(148,929)

Net cash provided by financing activities	9,938,421	11,786,917

Increase (decrease) in cash and cash equivalents	(3,254,864)	1,745,402

Cash and cash equivalents - beginning	9,620,226	4,623,197

Cash and cash equivalents - ending	$6,365,362	$6,368,599

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The December 31, 2003 consolidated balance sheet has been derived from the Company’s 2003 audited financial statements.

Critical accounting policies

A summary of significant accounting policies is included in the Company’s Form 10-QSB for the quarterly period ended March 31, 2004 filed with the Securities and Exchange Commission.

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

As of June 30, 2004, the Company had unamortized goodwill in the amount of $1,497,554 and unamortized identifiable core deposit intangible assets in the amount of $1,077,729.

Recently Issued Accounting Standards

Accounting standards which have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2. EARNINGS PER SHARE

Basic and diluted earnings per share have been computed based upon net income presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed outstanding after giving retroactive effect for a 46% stock dividend to shareholders of record on April 1, 2004 as summarized below. Diluted earnings per share reflect the dilutive effect of additional shares of common stock that could be issued upon the exercise of outstanding stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares used in basic earnings per share	1,016,656	715,796	866,803	715,988

Effect of dilutive securities:

Stock options	10,698	15,819	10,698	15,819

Weighted average number of common and dilutive potential common shares used in diluted earnings per share	1,027,354	731,615	877,501	731,807

NOTE 3. MERGER

Effective March 31, 2004, the Company consummated its acquisition of First National Bank located in Orange Park, Florida (First National Bank). Under the terms of the merger, the Company issued 204,000 shares of its common stock in exchange for 100% of the outstanding common stock of First National Bank. Each issued and outstanding share of common stock of First National Bank was converted into 0.68 shares of common stock of the Company at the effective time of the merger.

The acquisition was accounted for under the purchase method in accordance with SFAS 141, “Business Combinations,” and was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In accordance with SFAS 141, the purchase price has been allocated to the assets and liabilities assumed based on the estimated fair values at the date of acquisition. The estimated fair values of the purchased assets and liabilities at the date of the transaction were determined from a study prepared by Kraft Bros, Esstman, Patton & Harrell, PLLC of Nashville, Tennessee and their affiliate Centennial Valuation Group, LLC, also of Nashville, Tennessee. The excess of purchase price over the estimated fair values of net assets acquired has been recorded as goodwill. The allocation of the purchase price, including related acquisition costs, to the assets and acquired and liabilities assumed is presented in note 4.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net interest income	$2,797,973	$2,058,993	$5,392,608	$4,041,931
Net income	689,469	516,075	1,345,436	1,014,551
Net interest income per share:
Basic	$2.75	$2.03	$6.15	$3.98
Diluted	2.72	1.99	6.07	3.91
Earnings per share:
Basic	$0.68	$0.51	$1.53	$1.00
Diluted	0.67	0.50	1.51	0.98

NOTE 4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Six Months Ended June 30,
	2004	2003
Income taxes	$692,370	$518,137
Interest	$1,801,667	$1,698,824

Supplemental schedule of noncash investing and financing activities:

Acquisition of First National Bank Orange Park Florida:

At June 30, 2004
Assets Acquired:
Cash	$4,082,355
Federal funds sold	544,000
Investment securities	4,236,979
Loans, net	62,804,117
Premises and equipment	5,432,221
Other investments	340,000
Goodwill	1,497,554
Core deposit intangibles	1,128,000
Other assets	653,452

Total Assets	$80,718,678

Liabilities Assumed:
Deposits	68,583,381
Securities sold under agreement to repurchase	1,488,000
Other liabilities	1,317,239

Total Liabilities	71,388,620

Issuance of stock in merger	9,179,415

Direct out-of-pocket costs of acquisition	150,643

Net cash and cash equivalents received in acquisition	$4,475,712

NOTE 5. SUBORDINATED DEBT TO NONCONSOLIDATED SUBSIDIARY

During the second quarter 2004, the Company formed First National Banc Statutory Trust I (the “Trust”), a subsidiary whose sole purpose was to issue $5,000,000 principal amount of Trust Preferred Securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. The Trust Preferred Securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years. There are certain circumstances (as described in the Trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The Company’s liability to the nonconsolidated Trust is recorded as a liability of $5,155,000 million and an investment of $155,000 on the consolidated balance sheet. The proceeds from the offering were used to fund the expected capital needs of the Company’s bank subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition

This discussion is intended to assist in understanding the consolidated financial condition and results of operations of First National Banc, Inc. (the “Company”). The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Overview

The Company was formed in 1996 to act as a holding company for First National Bank, St. Marys, Georgia, a national banking association that was organized in 1988, in order to broaden the bank’s ability to serve its customers’ needs for financial services. The holding company structure enables the organization to expand its business through the acquisition of other financial institutions and to respond to new or additional banking-related services opportunities to which a bank might not be permitted to respond.

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

On March 31, 2004, the Company acquired First National Bank located in Orange Park, Florida, which is now a subsidiary of the Company. First National Bank was originally chartered in November 1999 and its market area consists of the communities in and surrounding Clay County, Florida. The Company expects the acquisition to create a banking organization with an increased regional scope while recognizing revenue enhancements and cost synergies. For more information on the acquisition see Note 3 of the unaudited consolidated financial statements included in this report.

Since the acquisition of First National Bank occurred on March 31, 2004, the acquired bank’s second quarter net income is reflected in the Company’s net income through June 30, 2004.

Critical Accounting Policies

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in Note 1 to the unaudited consolidated financial statements included herein and in the Company’s Form 10-QSB for the quarterly period ended March 31, 2004.

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

Results Of Operations

Overview

For the six months ended June 30, 2004, the Company’s net income was $1,131,097, compared to $676,184 for the six months ended June 30, 2003, an increase of 67.3%. For the six months ended June 30, 2004, the Company’s basic earnings per share was $1.30 compared to $0.94 for the six months ended June 30, 2003. The Company’s return on average equity for the six months ended June 30, 2004 was 13.53% (annualized) compared to 12.52% (annualized) for the six months ended June 30, 2003.

The Company’s net income was $689,469 for the second quarter of 2004, compared to $357,656 for the second quarter of 2003, an increase of 92.8%. Basic earnings per share was $0.68 for the second quarter of 2004 compared to $0.50 for the second quarter of 2003.

The increase in net income for the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003 was primarily due to the increase in earnings assets resulting from the acquisition of First National Bank in Orange Park, Florida on March 31, 2004.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,555,618 for the six months ended June 30, 2004, an increase of $1,797,496 (65.2%) over net interest income of $2,758,122 for the six months ended June 30, 2003. This increase was primarily the result of additional interest income generated by the growth in the Company’s interest earning assets as a result of the bank acquisition at the end of the first quarter. Average interest-earning assets grew to $173,173,703 for the six months ended June 30, 2004, an increase of $57,835,240, or 50.1%, as compared to the average of $115,338,463 for the six months ended June 30, 2003. Average interest-bearing liabilities grew to $152,184,514 for the six months ended June 30, 2004, an increase of $50,706,789, or 50.0%, as compared to the average of $101,477,725 for the six months ended June 30, 2003. Loans are the highest yielding component of interest-earning assets. The annualized yield on loans for the six months ended June 30, 2004 and 2003 was 7.81% and 8.08%, respectively. The decrease in the yield on loans is primarily due to the fact that the first quarter interest income from the loans acquired as a result of the acquisition were not included in the calculation of the yield. Annualized net interest margin for the six months ended June 30, 2004 and 2003 was 5.26% and 4.78%, respectively. The prolonged period of low interest rates has reduced interest expense while strong loan demand has resulted in additional loan fees, which has served to increase the interest margin.

Net interest income was $2,797,973 for the three months ended June 30, 2004, an increase of $1,402,403 (100.5%) over net interest income of $1,395,570 for the three months ended June 30, 2003. The increase was primarily the result of the acquisition of First National Bank and a decline in the Company’s cost of funds due to the prolonged period of low interest rates. The Company’s annualized cost of funds was 2.23% for three months ended June 30, 2004, a decrease of 83 basis points from 3.06% for the three months ended June 30, 2003. The annualized yield on interest earning assets was 7.27% for the three months ended June 30, 2004, a decrease of 15 basis points from 7.42% for the three months ended June 30, 2003. The Company’s use of loan pricing guidelines and floors on variable rate loans has slowed the decrease in yield on interest earning assets.

Interest Income

Interest income for the six months ended June 30, 2004 was $6,312,624, an increase of $1,946,849 (44.6%) from $4,365,775 for the six months ended June 30, 2003. The increase in interest income was primarily due to an increase in interest and fees on loans generated from a larger loan portfolio resulting from the bank acquisition at the end of the first quarter as well as growth due to strong loan demand.

Interest income for the three months ended June 30, 2004 was $3,811,485, an increase of $1,613,267 (73.4%) from $2,198,218 for the three months ended June 30, 2003. The Company continued to increase interest income primarily through the acquisition of First National Bank and by maintaining an increasing level of interest income and fees on loans for the three months ended June 30, 2004 compared to the three months ended June, 2003 in a declining rate environment as a result of increasing the Bank’s volume of loans. The Company’s opportunity to increase the volume of loans is primarily attributable to the Company’s growth in the Camden County, Georgia and north Florida market areas.

Interest Expense

Interest expense for the six months ended June 30, 2004 was $1,757,006, an increase of $149,353 (9.3%) from $1,607,653 for the six months ended June 30, 2003. While the Company has experienced a significant increase in interest-bearing deposits from June 30, 2003 to June 2004, the cost of funds on these deposits has decreased due to the lower rate environment in which these funds were obtained.

Interest expense for the three months ended June 30, 2004 was $1,013,512, an increase of $210,864 (26.3%) from $802,648 for the three months ended June 30, 2003. The increase in interest expense is primarily the result of additional interest bearing liabilities that were assumed in the acquisition of First National Bank. Due to the prolonged period of low interest rates, the Company’s annualized cost of funds for the three months ended June 30, 2004 decreased by 82 basis points to 2.23% from 3.05% from the three months ended June 30, 2003. The Company’s use of other borrowed funds increased with the addition of $5,155,000 in subordinated debentures resulting from an issue of trust preferred stock on April 20, 2004. As a result, interest expense on other borrowed funds for the three months ended June 30, 2004 was $55,842, an increase of $38,799 (227.7%) from $17,043 for the three months ended June 30, 2003.

Noninterest Income

Noninterest income for the six months ended June 30, 2004 was $938,133, an increase of $226,166 (31.8%) from $711,967 for the six months ended June 30, 2003. The increase is primarily the result of the inclusion of noninterest income from the acquired bank during the second quarter of 2004.

Noninterest income for the three months ended June 30, 2004 was $561,707, an increase of $167,502 (42.5%) from $394,205 for the three months ended June 30, 2003. The increase in noninterest income is primarily the result of the inclusion of second quarter noninterest income from the acquired bank and an increase in other service charges and fees. Other service charges and fees were $265,188 for the three months ended June 30, 2004, an increase of $138,572 (109.4%) from $126,616 for the three months ended June 30, 2003. Other service charges increased due to an increase in commitment fees on letters of credit and service charges assessed to a large commercial deposit relationship. Loss on sale of securities was $26,075 for the three months ended June 30, 2004 compared to $0 for the three months ended June 30, 2003. This resulted from management restructuring segments of the investment portfolio in order to achieve interest rate risk objectives.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2004 was $3,366,759, an increase of $1,162,931 (52.8%) from $2,203,828 for the six months ended June 30, 2003. The increase is primarily the result of the inclusion of noninterest expense from the acquired bank during the second quarter of 2004.

Noninterest expense for the three months ended June 30, 2004 was $2,073,797, an increase of $953,933 (85.2%) from $1,119,864 for the three months ended June 30, 2003. Salary and employee benefit costs were $962,039 for the three months ended June 30, 2004, an increase of $387,034 (67.3%) from $575,005 for the three months ended June 30, 2003. The increase is primarily the result of the inclusion of the second quarter salary and employee benefit costs of the acquired bank as well as the additional staff operating from the mortgage origination office in Fort Lauderdale, Florida that was opened during the first quarter of 2004. Occupancy expenses were $148,090 for the three months ended June 30, 2004, an increase of $90,130 (155.5%) from $57,960 for the three months ended June 30, 2003. Other expenses were $963,668 for the three months ended June 30, 2004, an increase of $476,769 (97.9%) from $486,899 for the three months ended June 30, 2003. These increases are primarily the result of the addition of the acquired bank’s second quarter occupancy and other expenses as well as the additional costs associated with the operation of the mortgage origination office in Fort Lauderdale, Florida.

Income Taxes

The Company recorded income tax expense of $730,237 for the six months ended June 30, 2004 resulting from the net income before taxes of $1,861,334, an increase of $310,076 (73.8%) from $420,161 resulting from the net income before taxes of $1,096,345 incurred for the six months ended June 30, 2003. The increase was primarily the result of additional taxable income resulting from the inclusion of the acquired bank’s second quarter earnings and expenses.

The Company recorded income tax expense of $455,756 for the three months ended June 30, 2004, resulting from the net income before taxes of $1,145,225 for the quarter, an increase of $183,417 (67.3%) as compared to the three months ended June 30, 2003.

Review Of Financial Condition

Overview

Total consolidated assets at June 30, 2004 were $233,543,029, an increase of $91,345,441 (64.2%) from December 31, 2003 total consolidated assets of $142,197,588. Interest-earning assets increased to $214,544,920 at June 30, 2004, from $131,802,485 at December 31, 2003, an increase of $82,742,435, or 62.8%. Total loans, net of the allowance for loan losses, increased to $194,562,260 at June 30, 2004, from $115,301,446 at December 31, 2003, an increase of $79,260,814, or 68.7%.

The Company’s growth in assets from December 31, 2003 to June 30, 2004 is primarily the result of the acquisition of First National Bank located in Orange Park, Florida. The growth was also the result of the Company’s continued loan growth.

Management continuously monitors the financial condition of the Company in order to protect depositors, increase retained earnings and protect current and future earnings. Significant items affecting the Company’s financial condition are discussed in detail below.

Loans held by the Company for investment are primarily funded through deposits, Federal Home Loan Bank Advances, repurchase agreements, and federal funds agreements with correspondent financial institutions. At June 30, 2004, loans represented 92.0% of interest-earning assets compared to 88.7% at December 31, 2003. Investments in securities available for sale at June 30, 2004 were $15,834,082, an increase of $6,688,307 (75.0%) from $9,045,775 at December 31, 2003. The Company’s Federal Home Loan Bank advances were $12,500,000 at June 30, 2004, a decrease of $500,000 (3.8%) from the December 31, 2003 balance of $13,000,000. The Company’s repurchase agreements were $2,837,000 at June 30, 2004, a decrease of $760,000 (21.1%) from the December 31, 2003 balance of $3,597,000. The Company’s balance of federal funds purchased was $3,025,000 at June 30, 2004 and was $0 at December 31, 2003.

Loan Portfolio

At June 30, 2004, the Company’s loan portfolio was $197,295,811, an increase of $80,416,307 compared to $116,879,504 at December 31, 2003. The increase was primarily the result of the acquisition of First National Bank located in Orange Park, Florida. The acquired bank’s loan portfolio was $66,642,053 at June 30, 2004. The addition of the loans from the acquired bank did not significantly change the Company’s overall combination of loans in each loan category. The following table presents various categories of loans contained in the Company’s loan portfolio at the dates indicated:

Type of Loan	At June 30, 2004	Percent of loans in each category to total loans	At December 31, 2003	Percent of loans in each category to total loans
Real Estate
Construction	37,882,955	19.2%	23,999,305	20.5%
Mortgage	127,251,378	64.5%	71,962,843	61.6%

Total	165,134,333	83.7%	95,962,148	82.1%
Commercial	20,901,648	10.6%	12,312,173	10.5%
Consumer	10,914,836	5.5%	8,401,947	7.2%
Other	344,994	0.2%	203,236	0.2%

Total	197,295,811	100.0%	116,879,504	100.0%

Deposits

At June 30, 2004, the Company’s deposits were $186,319,436, an increase of $73,524,779 compared to $112,794,657 at December 31, 2003. The increase was primarily the result of the acquisition of First National Bank located in Orange Park, Florida. The acquired bank’s deposits were $68,272,673 at June 30, 2004. The Company’s combined money market accounts increased significantly by $23,267,293 to $25,677,000 at June 30, 2004 from $2,409,707 at December 31, 2003 primarily due to the addition of the acquired bank’s money market balances. The following table presents the Company’s various categories of deposits at the dates indicated:

Deposit Category	At June 30, 2004	Percent of deposits in each category to total deposits	At December 31, 2003	Percent of Deposits in each category to total deposits
Non-interest bearing demand deposits	24,352,060	13.1%	10,507,006	9.3%
NOW	18,796,466	10.1%	20,088,872	17.8%
Money market	25,677,000	13.8%	2,409,707	2.1%
Savings	5,820,318	3.1%	4,169,538	3.7%
Certificates of deposit, $100,000 or more	63,067,811	33.8%	35,764,807	31.7%
Other time deposits	48,605,781	26.1%	39,854,727	35.4%

Total	186,319,436	100.0%	112,794,657	100.0%

Other Borrowings

The Company has agreements for advances with the Federal Home Loan Bank. These advances are secured by a blanket floating lien agreement, which provides a security interest in all unencumbered first mortgage residential loans, and by investments in Federal Home Loan Bank stock. At June 30, 2004, the Company had $12,500,000 in advances from the Federal Home Loan Bank compared to $13,000,000 at

December 31, 2003. During the second quarter, the Company elected to increase its utilization of certificates of deposit of $100,000 or more in order to extend its liabilities in the low interest rate environment in anticipation of future interest rate increases. The Company then used a portion of the funding in order to decrease Federal Home Loan Bank advances by $500,000. The weighted average interest rate on the Company’s outstanding advances at June 30, 2004 was 4.05%.

The Company also utilizes securities sold under agreements to repurchase, which are classified as secured borrowings which generally mature within 90 days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. At June 30, 2004, the Company had an agreement to repurchase in the amount of $2,837,000 compared to $3,597,000 at December 31, 2003. The agreements to repurchase are partially secured by mortgage-backed securities, and a portion of the reduction reflects principal repayments received on the underlying securities. The interest rate on the Company’s agreement to repurchase was 1.24%.

Subordinated Debentures

During the second quarter 2004, the Company formed First National Banc Statutory Trust I (the “Trust”), a subsidiary whose sole purpose was to issue $5,000,000 principal amount of Trust Preferred Securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. The Trust Preferred Securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years. There are certain circumstances (as described in the Trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The Company’s liability to the nonconsolidated Trust is recorded as a liability of $5,155,000 and an other investment of $155,000 on the consolidated balance sheet. The proceeds from the offering were used to fund the expected capital needs of the Company’s bank subsidiaries.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2004, $4,888,654 of the debentures qualified as Tier 1 capital and $111,346 qualified as Tier 2 capital of the Company.

Intangible Assets

At June 30, 2004, the Company had $2,575,283 in intangible assets resulting from the acquisition of First National Bank located in Orange Park, Florida. The Company did not have any intangible assets at December 31, 2003. Goodwill of $1,497,554 and a core deposit of $1,077,729 represented the balance of the intangible assets at June 30, 2004. For more information on the acquisition see Note 3 and Note 4 of the unaudited consolidated financial statements.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Company’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

Non-performing assets were $2,076,988 at June 30, 2004, an increase of $33,719, or 1.7%, compared to $2,043,269 at December 31, 2003. The composition of non-performing assets for each date is shown below.

	June 30, 2004	December 31, 2003
Non-accrual loans	$342,909	$196,446
OREO, net of valuation allowance	1,734,079	1,846,823

	$2,076,988	$2,043,269

The ratio of non-performing assets to net loans and other real estate was 1.06% at June 30, 2004 and 1.74% at December 31, 2003.

Reduction and disposition of non-performing assets is a management priority.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of historical loan losses, loan concentrations, including geographic and industry concentrations, policy and staff considerations, collateral values, economic factors including current and anticipated conditions, volume of the loan portfolio, delinquency trends and peer comparisons. The allowance provides for probable losses that have been identified with individual loan relationships and for probable losses that are believed to be inherent in the loan portfolio that have yet not been identified. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $265,658 during the six months ended June 30, 2004. The ratio of allowance for loan losses to total gross loans was 1.39% at June 30, 2004 and 1.35% at December 31, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital (“Tier I”), 8% for total risk-based capital and 4% for the leverage ratio. The Company and its subsidiary banks’ actual capital amounts and ratios as of June 30, 2004 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2004
Total Capital ( to Risk Weighted Assets )
Consolidated	$27,051,479	13.56%	$15,960,993	8.00%	$19,951,241	10.00%
First National Bank - St. Marys	$17,379,546	13.88%	$10,014,949	8.00%	$12,518,686	10.00%
First National Bank - Orange Park	$9,126,205	12.70%	$5,748,843	8.00%	$7,186,054	10.00%
Tier 1 Capital ( to Risk Weighted Assets )
Consolidated	$24,443,269	12.25%	$7,980,496	4.00%	$11,970,745	6.00%
First National Bank - St. Marys	$15,811,558	12.63%	$5,007,474	4.00%	$7,511,211	6.00%
First National Bank - Orange Park	$8,227,747	11.45%	$2,874,421	4.00%	$4,311,632	6.00%
Tier 1 Capital ( to Average Assets )
Consolidated	$24,443,269	10.54%	$9,279,082	4.00%	$11,598,853	5.00%
First National Bank - St. Marys	$15,811,558	10.60%	$5,967,354	4.00%	$7,459,193	5.00%
First National Bank - Orange Park	$8,227,747	10.21%	$3,224,554	4.00%	$4,030,692	5.00%

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

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Company’s commitments have predetermined variable or fixed interest rates and fixed expiration dates. At June 30, 2004, commitments to extend credit totaled $18,965,062 and represented the unfunded portion of equity, working capital and general lines of credit. At June 30, 2004, the Company had $460,318 in credit card commitments and $1,949,437 in outstanding standby letters of credit.

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

Item 3. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, the Company’s principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-109586, filed 12/23/03 (“Form S-4/A”)).

3.2	-	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the S-4/A.

31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	-	Certification of President and Chief Operating Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANC, INC.

Date: August 16, 2004	By:	/s/ Roscoe H. Mullis
Roscoe H. Mullis
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 16, 2004	By:	/s/ David G. Moffat
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