Form 10QSB
period 2004-09-30
FIRST NATIONAL BANC INC
filed 2004-11-15
CIK 1266099

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s sole class of common equity, $0.001 par value per share, as of November 14, 2004: 1,016,782.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST NATIONAL BANC, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS
Cash and due from banks	$8,264,800	$4,797,226
Federal funds sold	—	4,823,000

Cash and cash equivalents	8,264,800	9,620,226
Interest-bearing deposits in other banks	621,336	1,054,206
Securities available-for-sale	17,039,909	9,045,775
Loans	212,903,100	116,879,504
	(2,764,011)	(1,578,058)

Loans, net	210,139,089	115,301,446
Premises and equipment, net	8,364,673	2,889,272
Foreclosed real estate, net	1,203,126	1,846,823
Other investments	1,438,500	776,000
Intangible assets	2,525,012	—
Other assets	2,328,010	1,663,840

Total assets	$251,924,455	$142,197,588

LIABILITIES
Deposits:
Noninterest-bearing	$24,030,320	$10,507,006
Interest-bearing	173,820,349	102,287,651

Total deposits	197,850,669	112,794,657
Federal funds purchased	3,805,000	—
Securities sold under agreements to repurchase	2,837,000	3,597,000
Federal Home Loan Bank advances	18,250,000	13,000,000
Subordinated debentures	5,155,000	—
Other liabilities	1,950,208	1,015,835

Total liabilities	229,847,877	130,407,492

SHAREHOLDERS’ EQUITY
Common stock - par value $.001 per share; 9,000,000 shares authorized; 1,033,027 and 492,441 issued in 2004 and 2003, respectively	1,033	492
Preferred stock - par value $.001 per share 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	16,646,096	7,113,867
Retained earnings	6,186,810	4,881,686
Accumulated other comprehensive income	19,865	11,161

	22,853,804	12,007,206
Treasury stock, at cost - 16,245 shares in 2004 and 6,536 shares in 2003	(777,226)	(217,110)

Total shareholders’ equity	22,076,578	11,790,096

Total liabilities and shareholders’ equity	$251,924,455	$142,197,588

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$3,944,481	$2,243,950	$10,075,482	6,328,724
Investment securities:
Taxable	114,512	41,173	253,000	154,680
Tax-exempt	10,500	14,202	31,500	64,888
Other interest	13,846	27,743	35,981	144,551

Total interest income	4,083,339	2,327,068	10,395,963	6,692,843

INTEREST EXPENSE
Deposits	926,304	579,570	2,336,431	1,806,386
Federal Home Loan Bank advances	140,667	175,810	418,805	521,697
Other borrowed funds	74,930	12,056	143,671	47,006

Total interest expense	1,141,901	767,436	2,898,907	2,375,089

NET INTEREST INCOME	2,941,438	1,559,632	7,497,056	4,317,754
PROVISION FOR LOAN LOSSES	49,000	125,000	314,658	294,916

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,892,438	1,434,632	7,182,398	4,022,838

NONINTEREST INCOME
Service charges on deposit accounts	140,221	92,518	352,254	261,896
Mortgage origination fees	196,668	90,099	442,059	283,413
Other service charges and fees	209,030	124,686	568,637	315,525
Other income	77,791	70,060	224,968	228,496
Gain (Loss) on sale of securities	—	27,978	(26,075)	27,978

Total noninterest income	623,710	405,341	1,561,843	1,117,308

NONINTEREST EXPENSES
Salaries and employee benefits	1,008,361	585,204	2,608,202	1,721,706
Net occupancy expense	131,092	63,538	336,953	153,229
Professional	129,153	49,971	267,891	123,241
Data Processing	110,856	68,826	334,245	255,255
Directors’ Fees	129,300	64,550	323,000	182,400
Contributions	421,899	1,600	426,332	4,272
Other expenses	679,849	311,051	1,680,646	908,465

Total noninterest expense	2,610,510	1,144,740	5,977,269	3,348,568

INCOME BEFORE INCOME TAXES	905,638	695,233	2,766,972	1,791,578
PROVISION FOR INCOME TAXES	306,953	229,927	1,037,190	650,088

NET INCOME	$598,685	$465,306	$1,729,782	$1,141,490

Earnings per share:
Basic	$0.59	$0.65	$1.89	$1.60

Diluted	$0.58	$0.64	$1.86	$1.58

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2004 and 2003

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	Common Stock
	Shares	Amount
BALANCE - DECEMBER 31, 2002	489,279	$489	$7,071,713	$3,452,946	$87,131	$(79,414)	$10,532,865

Comprehensive income:
Net income				1,141,490			1,141,490
Other comprehensive income:
Net change in unrealized (loss) on securities available-for-sale, net of tax effects					(75,654)		(75,654)

Total comprehensive income							1,065,836

Exercise of options	3,162	3	34,016			30,981	65,000

Reissuance treasury stock (326 shares)			2,471			10,996	13,467

Purchase of treasury stock (4,888 shares)						(247,041)	(247,041)

BALANCE - SEPTEMBER 30, 2003	492,441	$492	$7,108,200	$4,594,436	$11,477	$(284,478)	$11,430,127

BALANCE - DECEMBER 31, 2003	492,441	$492	$7,113,867	$4,881,686	$11,161	$(217,110)	$11,790,096
Comprehensive income:
Net income				1,729,782			1,729,782
Other comprehensive income:
Net change in unrealized gain on securities available-for-sale, net of tax effects					8,704		8,704

Total comprehensive income							1,738,486

Exercise of options	10,775	11	353,344			(132,367)	220,988

Cash dividends				(424,658)			(424,658)

Purchase of treasury stock (11,332 shares)						(427,749)	(427,749)

Stock issuance in merger	204,000	204	9,179,211				9,179,415

Stock dividend effected in form of a stock split	325,811	326	(326)

BALANCE - SEPTEMBER 30, 2004	1,033,027	$1,033	$16,646,096	$6,186,810	$19,865	$(777,226)	$22,076,578

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,729,782	$1,141,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	288,372	132,686
Amortization and accretion, net	(24,721)	89,461
(Gain) loss on sale of securities	26,075	(27,978)
Provision for loan losses	314,658	294,916
Loss on foreclosed real estate	26,599	23,188
Changes in other assets and other liabilities, net	(289,275)	(22,482)

Net cash provided by operating activities	2,071,490	1,631,281

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in other banks	448,920	745,491
Activity in securities available-for-sale:
Maturities, prepayments and calls	6,516,410	10,623,336
Sales	1,973,290	1,368,467
Purchases	(12,321,631)	(9,887,413)
Net increase in loans	(32,424,828)	(20,036,253)
Net cash received in bank acquisition	4,475,712	—
Proceeds from sale of foreclosed real estate	693,742	149,798
Purchase of Federal Home Loan Bank stock	(402,500)	(12,150)
Proceeds from sale of Federal Home Loan Bank stock	235,000	—
Purchase of trust preferred securities	(155,000)	—
Additions to premises and equipment	(331,552)	(20,956)

Net cash used for investing activities	(31,292,437)	(17,069,680)

FINANCING ACTIVITIES
Net increase in deposits	16,643,940	18,914,648
Net increase in Federal Home Loan Bank advances	5,250,000	—
Net increase in federal funds purchased	3,805,000	—
Net decrease in securities sold under agreements to repurchase	(2,248,000)	(939,000)
Proceeds from issuance of subordinated debentures	5,155,000	—
Cash dividends paid	(424,658)	—
Exercise of stock options	111,988	—
Reissuance of treasury stock	—	13,467
Purchase of treasury stock	(427,749)	(247,041)

Net cash provided by financing activities	27,865,521	17,742,074

Increase (decrease) in cash and cash equivalents	(1,355,426)	2,303,675

Cash and cash equivalents - beginning	9,620,226	4,623,197

Cash and cash equivalents - ending	$8,264,800	$6,926,872

See notes to consolidated financial statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The December 31, 2003 consolidated balance sheet has been derived from the Company’s 2003 audited financial statements.

Critical accounting policies

A summary of significant accounting policies is included in the Company’s Form 10-QSB for the quarterly period ended March 31, 2004 filed with the Securities and Exchange Commission.

Intangible Assets

Intangible assets include goodwill and core deposit premiums resulting from the acquisition of First National Bank located in Orange Park, Florida. Core deposit premiums are amortized over 10 to 15 years using the straight-line or the sum-of-the-years’ digits method based upon historical studies of core deposits. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

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

As of September 30, 2004, the Company had unamortized goodwill in the amount of $1,497,554 and unamortized identifiable core deposit intangible assets in the amount of $1,027,458.

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company’s financial position or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares used in basic earnings per share	1,016,486	714,901	917,135	715,619
Effect of dilutive securities:
Stock options	11,767	9,031	11,767	9,031

Weighted average number of common and dilutive potential common shares used in diluted earnings per share	1,028,253	723,932	928,902	724,650

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net interest income	$2,941,438	$2,303,376	$8,334,046	$6,345,307
Net income	598,687	720,100	1,911,691	1,693,178

Net interest income per share:
Basic	$2.89	$2.27	$9.09	$6.25
Diluted	2.86	2.25	8.92	6.17

Earnings per share:
Basic	$0.59	$0.71	$2.08	$1.67
Diluted	0.58	0.70	2.05	1.65

NOTE 4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Nine Months Ended September 30,
	2004	2003
Income taxes	$1,475,381	$756,999
Interest	$2,929,124	$2,478,873

Supplemental schedule of noncash investing and financing activities:

Acquisition of First National Bank, Orange Park, Florida:

At June 30, 2004
Assets Acquired:
Cash	$4,082,355
Federal funds sold	544,000
Investment securities	4,236,979
Loans, net	62,804,117
Premises and equipment	5,432,221
Other investments	340,000
Goodwill	1,497,554
Core deposit intangibles	1,128,000
Other assets	653,452

Total Assets	$80,718,678

Liabilities Assumed:
Deposits	$68,583,381
Securities sold under agreement to repurchase	1,488,000
Other liabilities	1,317,239

Total Liabilities	71,388,620

Issuance of stock in merger	9,179,415

Direct out-of-pocket costs of acquisition	150,643

Net cash and cash equivalents received in acquisition	$4,475,712

NOTE 5. SUBORDINATED DEBT TO NONCONSOLIDATED SUBSIDIARY

During the second quarter 2004, the Company formed First National Banc Statutory Trust I (the “Trust”), a subsidiary whose sole purpose was to issue $5,000,000 principal amount of Trust Preferred Securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. The Trust Preferred Securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years. There are certain circumstances (as described in the Trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The Company’s liability to the nonconsolidated Trust is recorded as a liability of $5,155,000 and an investment of $155,000 on the consolidated balance sheet. The proceeds from the offering were used to fund the expected capital needs of the Company’s bank subsidiaries.

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

Since the acquisition of First National Bank occurred on March 31, 2004, the acquired bank’s second and third quarter net income is reflected in the Company’s net income through September 30, 2004.

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

Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Results Of Operations

Overview

For the nine months ended September 30, 2004, the Company’s net income was $1,729,784, compared to $1,141,490 for the nine months ended September 30, 2003, an increase of 51.5%. For the nine months ended September 30, 2004, the Company’s basic earnings per share was $1.89 compared to $1.60 for the nine months ended September 30, 2003. The Company’s return on average equity for the nine months ended September 30, 2004 was 13.62% (annualized) compared to 12.86% (annualized) for the nine months ended September 30, 2003.

The Company’s net income was $598,687 for the third quarter of 2004, compared to $465,306 for the third quarter of 2003, an increase of 28.7%. Basic earnings per share was $0.59 for the third quarter of 2004 compared to $0.65 for the third quarter of 2003.

The increase in net income for the three and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 was primarily due to the increase in earning assets resulting from the acquisition of First National Bank in Orange Park, Florida on March 31, 2004.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $7,497,056 for the nine months ended September 30, 2004, an increase of $3,179,302 (73.6%) over net interest income of $4,317,754 for the nine months ended September 30, 2003. This increase was primarily the result of additional interest income generated by the growth in the Company’s interest earning assets as a result of the bank acquisition at the end of the first quarter. Average interest-earning assets grew to $181,183,415 for the nine months ended September 30, 2004, an increase of $62,892,152, or 53.2%, as compared to the average of $118,291,263 for the nine months ended September 30, 2003. Average interest-bearing liabilities grew to $161,376,000 for the nine months ended September 30, 2004, an increase of $55,483,022, or 52.4%, as compared to the average of $105,892,978 for the nine months ended September 30, 2003. Loans are the highest yielding component of interest-earning assets. The annualized yield on loans for the nine months ended September 30, 2004 and 2003 was 8.15% and 8.00%, respectively. The increase in the yield on loans is primarily due to the effect of the increasing interest rate environment on the Company’s loan portfolio. Annualized net interest margin for the nine months ended September 30, 2004 and 2003 was 5.52% and 4.87%, respectively. The Company’s asset sensitive balance sheet position has resulted in an increasing net interest margin in the current interest rate environment since rate sensitive assets continue to reprice at a faster rate than rate sensitive liabilities. Strong loan demand and the resulting loan fees have also served to increase the net interest margin.

Net interest income was $2,941,438 for the three months ended September 30, 2004, an increase of $1,381,806 (88.6%) over net interest income of $1,559,632 for the three months ended September 30, 2003. The increase was primarily the result of the acquisition of First National Bank and the Company’s asset sensitive balance sheet position. Additionally, although the interest rate environment is increasing, the Company’s cost of funds continues to remain relatively low. The Company’s annualized cost of funds was 2.35% for three months ended September 30, 2004, a decrease of 42 basis points from 2.77% for the three months ended September 30, 2003. The annualized yield on interest earning assets was 7.34% for the three months ended September 30, 2004, a decrease of 28 basis points from 7.62% for the three months ended September 30, 2003. The Company continues to utilize loan pricing guidelines and floors on variable rate loans in an effort to maintain the yield on interest earning assets.

Interest Income

Interest income for the nine months ended September 30, 2004 was $10,395,963, an increase of $3,703,120 (55.3%) from $6,692,843 for the nine months ended September 30, 2003. The increase in interest income was primarily due to an increase in interest and fees on loans generated from a larger loan portfolio resulting from the bank acquisition at the end of the first quarter as well as growth due to strong loan demand.

Interest income for the three months ended September 30, 2004 was $4,083,339, an increase of $1,756,271 (75.5%) from $2,327,068 for the three months ended September 30, 2003. The Company continued to increase interest income primarily through the acquisition of First National Bank. In addition, the Company maintained an increasing level of interest income and fees on loans for the three months ended September 30, 2004 compared to the three months ended September, 2003 as a result of increasing the Bank’s volume of loans and through the repricing of the Company’s rate sensitive loans in the currently increasing interest rate environment. The Company’s opportunity to increase the volume of loans is primarily attributable to the Company’s growth in the Camden County, Georgia and north Florida market areas.

Interest Expense

Interest expense for the nine months ended September 30, 2004 was $2,898,907, an increase of $523,818 (22.1%) from $2,375,089 for the nine months ended September 30, 2003. While the Company has experienced a significant increase in interest-bearing deposits from September 30, 2003 to September 2004, the cost of funds of these deposits has decreased due to the relatively low interest rate environment in which these funds were obtained.

Interest expense for the three months ended September 30, 2004 was $1,141,901, an increase of $374,465 (48.8%) from $767,436 for the three months ended September 30, 2003. The increase in interest expense is primarily the result of additional interest bearing liabilities that were assumed in the acquisition of First National Bank. Due to the prolonged period of low interest rates prior to the current environment of increasing interest rates, the Company’s annualized cost of funds for the three months ended September 30, 2004 decreased by 42 basis points to 2.35% from 2.77% from the three months ended September 30, 2003. The Company’s use of other borrowed funds increased with the addition of $5,155,000 in subordinated debentures resulting from an issue of trust preferred stock on April 20, 2004. As a result, interest expense on other borrowed funds for the three months ended September 30, 2004 was $74,930, an increase of $62,874 (521.5%) from $12,056 for the three months ended September 30, 2003.

Noninterest Income

Noninterest income for the nine months ended September 30, 2004 was $1,561,843, an increase of $444,535 (39.8%) from $1,117,308 for the nine months ended September 30, 2003. The increase is primarily the result of the inclusion of noninterest income from the acquired bank during the second and third quarters of 2004 and a higher level of mortgage origination fees.

Noninterest income for the three months ended September 30, 2004 was $623,710, an increase of $218,369 (53.9%) from $405,341 for the three months ended September 30, 2003. The increase in noninterest income is primarily the result of the inclusion of third quarter noninterest income from the acquired bank, an increase in mortgage origination fees, and an increase in other service charges and fees. Mortgage origination fees increased due to the additional production generated by the mortgage production office opened in Fort Lauderdale, Florida during the first quarter of 2004. Mortgage origination fees were $196,668 for the three months ended September 30, 2004, an increase of $106,569 (118.3%) from $90,099 for the three months ended September 30, 2003. Other service charges increased due to the inclusion of noninterest income from the acquired bank and service charges assessed to a large commercial deposit relationship. Other service charges and fees were $209,030 for the three months ended September 30, 2004, an increase of $84,344 (67.7%) from $124,686 for the three months ended September 30, 2003.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2004 was $5,977,267, an increase of $2,628,699 (78.50%) from $3,348,568 for the nine months ended September 30, 2003. The increase is primarily the result of the inclusion of noninterest expense from the acquired bank during the second and third quarters of 2004 and a contribution of 14 acres of land during the third quarter.

Noninterest expense for the three months ended September 30, 2004 was $2,610,508, an increase of $1,465,768 (128.0%) from $1,144,740 for the three months ended September 30, 2003. Salary and employee benefit costs were $1,008,361 for the three months ended September 30, 2004, an increase of $423,157 (72.3%) from $585,204 for the three months ended September 30, 2003. The increase is primarily the result of the inclusion of the third quarter salary and employee benefit costs of the acquired bank as well as the additional staff operating from the mortgage origination office in Fort Lauderdale, Florida that was opened during the first quarter of 2004. Occupancy expenses were $131,092 for the three months ended September 30, 2004, an increase of $67,554 (106.3%) from $63,538 for the three months ended September 30, 2003. These increases are primarily the result of the addition of the acquired bank’s third quarter occupancy and other expenses as well as the additional costs associated with the operation of the mortgage origination office in Fort Lauderdale, Florida. Professional expenses were $129,153 for the three months ended September 30, 2004, an increase of $79,182 (158.46%) from $49,971 for the three months ended September 30, 2003. The increase was primarily the result of the addition of the acquired bank’s third quarter professional expense as well as legal and accounting expenses associated with additional reporting requirements resulting from the bank acquisition. Data processing fees were $110,856 for the three months ended September 30, 2004, an increase of $42,030 (61.07%) from $68,826 for the three months ended September 30, 2003. Directors’ fees were $129,300 for the three months ended September 30, 2004, an increase of $64,750 (100.31%) from $64,550 for the three months ended September 30, 2003. The increases in data processing and directors’ fees are primarily the result of the addition of the acquired bank’s second and third quarter expenses. Contributions were $421,899 for the three months ended September 30, 2004, an increase of $420,299 (26,268.69%) from $1,600 for the three months ended September 30, 2003. Contributions reflect a one-time charge of $418,736, which represents a donation of 14 acres of property to Camden County, Georgia. The donation served to decrease other real estate owned and generated positive publicity and tax benefits for the Company. Other expenses were $679,849 for the three months ended September 30, 2004, an increase of $368,798 (118.57%) from $311,051 for the three months ended September 30, 2003. The increase was the result of the addition of the acquired bank’s third quarter expenses.

Income Taxes

The Company recorded income tax expense of $1,037,190 for the nine months ended September 30, 2004 resulting from the net income before taxes of $2,766,974, an increase of $387,102 (59.6%) from $650,088 resulting for the nine months ended September 30, 2003. The increase was primarily the result of additional taxable income resulting from the inclusion of the acquired bank’s second and third quarter earnings and expenses.

The Company recorded income tax expense of $306,953, an increase of $77,026 (33.5%) for the three months ended September 30, 2004, resulting from the net income before taxes of $905,640 for the quarter.

Review Of Financial Condition

Overview

Total consolidated assets at September 30, 2004 were $251,924,455, an increase of $109,726,867 (77.2%) from December 31, 2003 total consolidated assets of $142,197,588. Interest-earning assets increased to

$230,564,345 at September 30, 2004, from $131,802,485 at December 31, 2003, an increase of $98,761,860, or 74.9%. Total loans, net of the allowance for loan losses, increased to $210,139,089 at September 30, 2004, from $115,301,446 at December 31, 2003, an increase of $94,837,643, or 82.3%.

The Company’s growth in assets from December 31, 2003 to September 30, 2004 is primarily the result of the acquisition of First National Bank located in Orange Park, Florida. The increase in assets was also the result of the Company’s continued loan growth.

Management continuously monitors the financial condition of the Company in order to protect depositors, increase retained earnings and protect current and future earnings. Significant items affecting the Company’s financial condition are discussed in detail below.

Loans held by the Company for investment are primarily funded through deposits, Federal Home Loan Bank Advances, repurchase agreements, and federal funds agreements with correspondent financial institutions. At September 30, 2004, loans represented 92.3% of interest-earning assets compared to 88.7% at December 31, 2003. Investments in securities available for sale at September 30, 2004 were $17,039,909, an increase of $7,994,134 (88.4%) from $9,045,775 at December 31, 2003. The Company’s Federal Home Loan Bank advances were $18,250,000 at September 30, 2004, an increase of $5,250,000 (40.4%) from the December 31, 2003 balance of $13,000,000. The Company’s repurchase agreements were $2,837,000 at September 30, 2004, a decrease of $760,000 (21.1%) from the December 31, 2003 balance of $3,597,000. The Company’s balance of federal funds purchased was $3,805,000 at September 30, 2004 and was $0 at December 31, 2003.

Loan Portfolio

At September 30, 2004, the Company’s loan portfolio was $212,903,100, an increase of $96,023,596 compared to $116,879,504 at December 31, 2003. The increase was primarily the result of the acquisition of First National Bank located in Orange Park, Florida. The acquired bank’s loan portfolio was $71,348,836 at September 30, 2004. The addition of the loans from the acquired bank did not significantly change the Company’s overall combination of loans in each loan category. The following table presents various categories of loans contained in the Company’s loan portfolio at the dates indicated:

Type of Loan	At September 30, 2004	Percent of loans in each category to total loans	At December 31, 2003	Percent of loans in each category to total loans
Real Estate
Construction	48,278,530	22.7%	23,999,305	20.5%
Mortgage	129,399,598	60.8%	71,962,843	61.6%

Total	177,678,128	83.5%	95,962,148	82.1%
Commercial	22,741,597	10.7%	12,312,173	10.5%
Consumer	11,876,473	5.5%	8,401,947	7.2%
Other	606,902	0.3%	203,236	0.2%

Total	212,903,100	100.0%	116,879,504	100.0%

Deposits

At September 30, 2004, the Company’s deposits were $197,850,669, an increase of $85,056,012 compared to $112,794,657 at December 31, 2003. The increase was primarily the result of the acquisition of First National Bank located in Orange Park, Florida. The acquired bank’s deposits were $72,307,551 at September 30, 2004. The Company’s combined money market accounts increased significantly by $29,271,897 to $31,681,604 at September 30, 2004 from $2,409,707 at December 31, 2003 primarily due to the addition of the acquired bank’s money market balances. The Company also introduced a special tiered money market product during the last two weeks of the third quarter, which also contributed to the increase in money market deposits. The following table presents the Company’s various categories of deposits at the dates indicated:

Deposit Category	At September 30, 2004	Percent of deposits in each category to total deposits	At December 31, 2003	Percent of Deposits in each category to total deposits
Non-interest bearing demand deposits	24,030,320	12.1%	10,507,006	9.3%
NOW	17,326,931	8.8%	20,088,872	17.8%
Money market	31,681,604	16.0%	2,409,707	2.1%
Savings	5,713,670	2.9%	4,169,538	3.7%
Certificates of deposit, $100,000 or more	71,241,590	36.0%	35,764,807	31.7%
Other time deposits	47,856,554	24.2%	39,854,727	35.4%

Total	197,850,669	100.0%	112,794,657	100.0%

Other Borrowings

The Company has agreements for advances with the Federal Home Loan Bank. These advances are secured by a blanket floating lien agreement, which provides a security interest in all unencumbered first mortgage residential loans, and by investments in Federal Home Loan Bank stock. At September 30, 2004, the Company had $18,250,000 in advances from the Federal Home Loan Bank compared to $13,000,000 at December 31, 2003. Towards the end of the third quarter, the Company elected to temporarily increase its utilization of short-term Federal Home Loan Bank advances in anticipation of a significant increase in deposits due to the introduction of the special tiered money market product. The Company intends to reduce Federal Home Loan Bank advances with a portion of the funds generated by the special tiered money market product. The weighted average interest rate on the Company’s outstanding advances at September 30, 2004 was 3.56%.

The Company also utilizes securities sold under agreements to repurchase, which are classified as secured borrowings and generally mature within 90 days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. At September 30, 2004, the Company had an agreement to repurchase in the amount of $2,837,000 compared to $3,597,000 at December 31, 2003. The agreements to repurchase are partially secured by mortgage-backed securities, and a portion of the reduction reflects principal repayments received on the underlying securities. The interest rate on the Company’s agreement to repurchase was 1.79%.

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

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2004, $4,970,260 of the debentures qualified as Tier 1 capital and $29,740 qualified as Tier 2 capital of the Company.

Intangible Assets

At September 30, 2004, the Company had $2,525,012 in intangible assets resulting from the acquisition of First National Bank located in Orange Park, Florida. The Company did not have any intangible assets at December 31, 2003. Goodwill of $1,497,554 and a core deposit of $1,027,458 represented the balance of the intangible assets at September 30, 2004. For more information on the acquisition see Note 3 and Note 4 of the unaudited consolidated financial statements.

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

Non-performing assets were $1,807,797 at September 30, 2004, a decrease of $235,472, or 11.5%, compared to $2,043,269 at December 31, 2003. The decrease in other real estate owned was primarily due to the contribution of 14 acres of property to Camden County, Georgia previously discussed in the results of operations. The composition of non-performing assets for each date is shown below.

	September 30, 2004	December 31, 2003
Non-accrual loans	$604,671	$196,446
OREO, net of valuation allowance	1,203,126	1,846,823

	$1,807,797	$2,043,269

The ratio of non-performing assets to net loans and other real estate was 0.86% at September 30, 2004 and 1.74% at December 31, 2003.

Reduction and disposition of non-performing assets is a management priority.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of historical loan losses, loan concentrations, including geographic and industry concentrations, policy and staff considerations, collateral values, economic factors including current and anticipated conditions, volume of the loan portfolio, delinquency trends and peer comparisons. The allowance provides for probable losses that have been identified with individual loan relationships and for probable losses that are believed to be inherent in the loan portfolio that have yet not been identified. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $314,658 during the nine months ended September 30, 2004. The ratio of allowance for loan losses to total gross loans was 1.30% at September 30, 2004 and 1.35% at December 31, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital (“Tier I”), 8% for total risk-based capital and 4% for the leverage ratio. The Company and its subsidiary banks’ actual capital amounts and ratios as of September 30, 2004 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital ( to Risk Weighted Assets )
Consolidated	$27,606,129	12.67%	$17,437,462	8.00%	$21,796,828	10.00%
First National Bank - St. Marys	$17,746,413	12.07%	$11,058,180	8.00%	$13,822,725	10.00%
First National Bank - Orange Park	$9,416,341	11.49%	$6,364,496	8.00%	$7,955,620	10.00%
Tier 1 Capital ( to Risk Weighted Assets )
Consolidated	$24,851,298	11.40%	$8,718,731	4.00%	$13,078,097	6.00%
First National Bank - St. Marys	$17,746,413	11.62%	$5,529,090	4.00%	$8,293,635	6.00%
First National Bank - Orange Park	$8,452,820	10.27%	$3,182,248	4.00%	$4,773,372	6.00%
Tier 1 Capital ( to Average Assets )
Consolidated	$24,851,298	10.23%	$9,715,864	4.00%	$12,144,830	5.00%
First National Bank - St. Marys	$17,746,413	10.06%	$6,386,600	4.00%	$7,983,250	5.00%
First National Bank - Orange Park	$8,452,820	10.08%	$3,330,440	4.00%	$4,163,050	5.00%

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

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Company’s commitments have predetermined variable or fixed interest rates and fixed expiration dates. At September 30, 2004, commitments to extend credit totaled $34,271,176 and represented the unfunded portion of equity, working capital and general lines of credit. At September 30, 2004, the Company had $315,700 in credit card commitments and $2,036,500 in outstanding standby letters of credit.

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

Cautionary Note Regarding Forward-Looking Statements

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 3. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, the Company’s principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this Report:

Exhibit No.		Description
3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-109586, filed 12/23/03 (“Form S-4/A”)).

3.2	-	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the S-4/A.

31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	-	Certification of President and Chief Operating Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANC, INC.

Date: November 14, 2004	By:	/s/ Roscoe H. Mullis
Roscoe H. Mullis
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 14, 2004	By:	/s/ David G. Moffat
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