Form 10KSB
period 2004-12-31
FIRST NATIONAL BANC INC
filed 2005-07-13
CIK 1266099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 333-109586

FIRST NATIONAL BANC, INC.

A Georgia Corporation

IRS Employer Identification No. 58-2249282

2509 Osborne Road

St. Marys, Georgia 31558

(912) 882-3400

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenue for the fiscal year ended December 31, 2004:    $17,132,961.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (330,708 shares) on March 1, 2005 was $11,244,072. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

As of March 1, 2005, 1,016,376 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one)    Yes  ☐  No   ☒

PART I

Item 1.	Description of Business

General

First National Banc, Inc. (the “Company”) was formed in 1996 to act as a holding company for First National Bank, St. Marys, Georgia, a national banking association that was organized in 1988, in order to broaden First National Bank of St. Marys’ ability to serve its customers’ needs for financial services. The holding company structure was adopted to enable First National Bank of St. Marys to expand its business through the acquisition of other financial institutions and to respond to new or additional banking-related services or opportunities to which a bank might not be permitted to respond.

In June 1999, the Company formed First National Insurance Agency, Inc. a full service insurance agency. First National Insurance Agency operates out of First National Bank of St. Marys’ branch office located in Kingsland, Georgia.

In March 2004, the Company acquired First National Bank, Orange Park, Florida, a national banking association that was organized in 1999. The Company’s two subsidiary banks are referred to in this Report collectively as the “Banks.”

Some of the major services that the Banks provide include a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans and consumer/installment loans. In addition, the Banks provide such consumer services as wire transfer, Visa and MasterCard credit cards, access to automatic teller services, travelers checks, cashiers checks, safe deposit boxes, bank by mail services and direct deposit services. First National Bank of St. Marys operates two branches in Kingsland, Georgia in addition to its main office in St. Marys, Georgia. First National Bank of Orange Park operates one branch in Orange Park, Florida in addition to its main office in Orange Park, Florida.

The Company’s insurance subsidiary, First National Insurance Agency, Inc., offers both personal and commercial insurance products through major insurance carriers and operates out of the Kingsland office of First National Bank of St. Marys.

Market Area and Competition

The primary service area for First National Bank of St. Marys presently encompasses approximately 14.7 square miles in and around St. Marys, Georgia, and approximately 689 square miles in and around Kingsland, Georgia as well as the surrounding area of Camden County. First National Bank of St. Marys also services customers outside the First National Bank of St. Marys’ primary service area, but within other parts of Camden County. In addition to Camden County, First National Bank of St. Marys also solicits deposits and loan business in nearby Glynn County, Georgia, and Nassau County and Duval County, Florida.

First National Bank of Orange Park’s primary service area is bordered on the North by the Clay County line, the East by the St. John’s River, the South by Green Cove Spring and US Highway 16, and the West by US Highway 218 including the residential area of Lake Asbury and Highway 220 to Live Oak Lane. The primary service area includes residential communities such as Eagle Harbor, Pace Island, Orange Park South, Orange Park Golf and Country Club, and the Ravines. The major cities located in the primary service area are Orange Park and Green Cove Springs. The primary service area represents a diverse market with a stable growing population and economy. Duval County and the remaining parts of Clay County represent a secondary market for the bank.

Each of the Banks is an independent bank, and is, therefore, responsible for developing and maintaining its own customers and accounts.

Competition among financial institutions in the Banks’ service areas is intense. There are currently nine banking offices within First National Bank of St. Marys’ primary service area. Five of the offices are branches of or affiliated with regional and national bank holding companies. In First National Bank of Orange Park’s primary service area, there are currently fifteen banking or credit union offices, of which seven are branches of or affiliated with regional and national bank holding companies.

Many competitor institutions have substantially greater resources and higher lending limits than the Banks, and they perform certain functions for their customers, including trust services and investment banking services, which neither of the Banks is equipped to offer. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including, but not limited to, mortgage companies, captive finance companies, money market mutual funds, brokerage firms, insurance companies, governmental and corporation bonds and other securities. Several of these non-bank competitors are not subject to the same regulatory restrictions as the Company and the Banks and many have substantially greater resources.

The Banks also compete with area financial institutions other than commercial banks and savings and loan associations, including insurance agencies, consumer finance companies, brokerage houses, and other business entities which have recently been invading the traditional banking markets. The extent to which other types of financial institutions compete with commercial banks has increased significantly within the past few years as a result of federal and state legislation, which has, in several respects, deregulated financial institutions. The full impact of existing legislation and subsequent laws that deregulate the financial services industry cannot be fully assessed or predicted.

Deposits

The Banks offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Banks’ market areas, and brokered deposits. The Banks pay competitive interest rates on time and savings deposits. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in their market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

No material portion of the Banks’ deposits has been obtained from any one customer or group of customers with the exception of a member of the Company’s Board of Directors and his related family who had approximately $11 million in deposits at the First National Bank of St. Marys. There are no material seasonal factors that would have an adverse impact on the Banks’ deposits. Brokered deposits represented 39.0% of total deposits as of December 31, 2004.

Loan Portfolio

The Banks engage in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

Lending is directed principally towards individuals and businesses whose demands for funds fall within each Bank’s legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on small and middle market commercial loans and owner occupied commercial and residential real estate loans. The Banks have no foreign loans outstanding.

The Banks may originate loans and participate with other banks with respect to loans which exceed their lending limits. Management does not believe that loan participations necessarily pose any greater risk of loss than loans which the Banks originate.

At December 31, 2004, no material portion of the Banks’ loans was concentrated within a single industry or group of related industries, with the exception of loans to the hotel and motel industry, which constituted 12.2% and 7.2% of the outstanding loans of First National Bank of St. Marys and First Bank of Orange Park, respectively, at December 31, 2004. There are no material seasonal factors that would have an adverse impact on the Banks’ outstanding loans. However, because the Banks derive a substantial portion of their business from mortgage loans, to the extent that fluctuations and changes occur in the housing industry, the Banks’ business could fluctuate as well.

The following is a description of each of the major categories of loans in the Banks’ loan portfolios:

Commercial, Financial and Agricultural. These loans represent 6.8% of outstanding loans at December 31, 2004 and are customarily granted to local business customers on a fully collateralized basis to meet local credit needs. The loans can be extended for periods of between one year and five years and are usually structured to fully amortize over the term of the loan or balloon after the third year or fifth year of the loan with an amortization up to 20 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 80%. The risks of these types of loans depend on the general business conditions of the local economy and the local business borrower’s ability to sell its products and services in order to generate sufficient business profits to repay the Banks under the agreed upon terms and conditions. The value of the collateral held by the Banks as a measure of safety against loss is most volatile in this loan category. Agricultural loans represented less than 1.0% of the Banks’ loan portfolio at December 31, 2004.

Commercial Real Estate. These loans represented 53.7% of outstanding loans at December 31, 2004. The Banks offer commercial real estate loans to developers of both commercial and residential properties. In making these loans, the Banks manage their credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors.

Residential Mortgage. These loans represented 33.9% of outstanding loans at December 31, 2004. The Banks’ real estate loans consist of residential first and second mortgage loans, and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. 53.4% of residential mortgages were at a fixed interest rate at December 31, 2004. The Banks retain loans for their portfolios when they have sufficient liquidity to fund the needs of their established customers and when rates are favorable to retain the loans. The loans that the Banks retain for their portfolios are usually structured to balloon after the third year or fifth year with an amortization up to 30 years. No loans carry a prepayment penalty clause and therefore can be paid out or refinanced at a fixed rate, thus reducing the default risk. These loans are priced according to proper index and margin, and should not lag behind funding costs.

The Banks also originate conventional as well as Veterans Administration (VA) and Federal Home Administration (FHA) mortgages to pre-determined mortgage investors and retain the origination fees. The loan underwriting standards and policies are generally the same for both loans sold in the secondary market and those retained in each Banks’ portfolio.

Installment Loans. Installment loans represented 5.6% of outstanding loans at December 31, 2004 and are granted to individuals for the purchase of personal goods such as automobiles, boats, or recreational vehicles. The lending Bank obtains a lien against the item purchased by the consumer and holds title until the loan is repaid in full. These loans are generally granted for periods ranging between one and five years at fixed rates of interest 1% to 5% above prime interest rate quoted in The Wall Street Journal. The loan-to-value ratios range from 60% to 90%. Loss or decline of income by the borrower due to layoff, divorce or unexpected medical expenses represent unplanned occurrences that may increase risk of default. In the event of default, a shortfall in the value of the collateral may result in a loss to the Banks in this loan category.

Loan Loss Allowance

It is management’s goal to build the loan loss allowance in proportion to loan growth and maintain a reserve sufficient to absorb credit losses inherent in the Banks’ loan portfolio. As of December 31, 2004, the loan loss allowance was 1.89% of outstanding loans. The analysis takes into consideration historical loan losses, loan concentrations including geographic and industry concentrations, policy and staff considerations, collateral values, economic factors including current and anticipated conditions, volume of the loan portfolio, delinquency trends, and peer comparison.

The allowance provides for probable losses that have been identified with individual loan relationships and for probable losses that are believed to be inherent in the loan portfolio that have yet not been specifically identified. The specific component of the allowance is determined on an individual basis as part of the regular review of classified loans, impaired loans, or any commercial purpose loan relationship over $250,000. These loans are examined internally and through external third-party and regulatory loan review. As a group, the loan portfolio is reviewed by call code and by industry or collateral concentrations.

In order to determine the historical loss factor, actual net loan losses by call category for the previous three years are calculated as a percentage of annual average annual loans. These percentages are averaged over three years, with the average applied to outstanding total loans in each call report category to reach the total required reserve amount.

When management identifies a loan with specific problems, an allocation will be made to the loan loss reserve to cover potential specific identifiable losses. As described below under the caption “Current Regulatory Proceedings,” the most recent examination of First National Bank of St. Marys resulted in an increased charge to the provision for loan losses of approximately $7.2 million in the consolidated financial statements for the year ended December 31, 2004 and the charge-off of additional loans against the allowance of approximately $6.0 million in the consolidated financial statements and December 31, 2004. These charges and charge-offs were the result of unsound lending practices of the former President of First National Bank of St. Marys.

Loans with risk classifications of Special Mention, Substandard, Doubtful, and Loss have been assigned percentages by the regulatory agencies used in calculating a required reserve in this category. Presently, 100% of Loss, 50% of Doubtful, 15% of Substandard, and 2.5% of Special Mention loans must be allocated in the loan loss reserve.

Management considers restructured loans to be assets that are renewed as a workout situation under specific circumstances with the main purpose of improving the Bank’s overall position, or collectibility in the long run of the loan, when the customer has shown the renewed ability to pay. Presently, management does not have the management information system capabilities to monitor restructured loans. In addition, any new restructured loan would at least be graded “Special Mention,” and allocated in the risk classification category. Management feels that a large majority of renewed loans are not workout situations, but re-pricing opportunities. Because of the present monitoring capability of renewed loans, management assigns an inherent risk factor to total loans in this category.

The Company properly adheres to the Financial Accounting Standard No. 114, relating to proper timing and level of impaired loan write-downs.

Management feels that it has a concentration of real estate loans in the loan portfolio. Management is comfortable with a concentration base secured in real estate, as losses have been historically close to zero. Overall real estate values have also appreciated both locally and nationally over the years. Therefore, management feels that a minimal inherent risk factor should be applied to the reserve balance.

Policy, procedures, and staff considerations address the inherent risk associated with changes in bank lending policies, procedures, and underwriting standards, along with the experience, ability, and depth of lending management. It also considers the quality of each Bank’s loan review. Management has assigned a risk factor in this area based on the need for continued improvement in the policy and staff area.

Management continues to monitor both the local and national economies in order to identify overall economic trends.

Management reviews major statistics that capture the overall trends in the loan portfolio including loan growth, past due loans to the loan loss reserve and equity, net losses to total loans, consumer, commercial, and residential loans to total loans, and non-performing loans to the loan loss reserve. Management compares its loan statistics to peer banks per the FDIC Uniform Bank Performance Report as of the last available call report and assigns a risk factor dependent upon the results of the comparison. The peer comparison is also considered in order to determine the appropriate level of the loan loss reserve.

Any unallocated portion of the reserve for loan loss is based on management’s review of other factors affecting the determination of probable losses inhered in the loan portfolio, which are not necessarily captured by the application of the loan classification system. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses.

Investments

As of December 31, 2004, investment securities comprised approximately 6.6% of the Company’s assets and net loans comprised approximately 81.4% of the Company’s assets. The Banks invest primarily in obligations of agencies of the United States, and securities issued by states and political subdivisions in the United States, and mortgage-backed securities. Investment securities are also pledged to secure deposits of public funds. At December 31, 2004, the Company pledged securities with a value of approximately $13.6 million in order to secure public funds. In addition, the Banks enter into federal funds transactions with their principal correspondent banks, and primarily act as a net seller of such funds. The sale of federal funds amounts to a short-term loan from one bank to another bank. A national bank’s lending and investment limits are separate and distinct requirements.

Asset/Liability Management

It is management’s objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Banks are responsible for monitoring policies and procedures that are designed to ensure an acceptable composition of asset/liability mix, stability, and leverage of all sources of funds while adhering to prudent banking practices. Management seeks to invest the largest portion of the Bank’s assets in commercial, consumer and real estate loans.

The Company regards brokered certificates of deposits and certificates of deposits of $100,000 or more as volatile deposits. The Banks have historically maintained sufficient liquidity to repay these deposits on maturity. The Banks have utilized these types of deposits at times when it is profitable to do so and this option is exercised when deemed prudent by management. This accounts for the volatility in this liability category.

The Banks utilize repurchase agreements and borrowings from the Federal Home Loan Bank when deemed prudent by management. As of December 31, 2004, the Banks had no balances in repurchase agreements and $10.8 million in Federal Home Loan Bank borrowings outstanding. The Banks have available overnight Federal Funds purchased lines totaling $10.0 million, which may be used to meet liquidity needs. At December 31, 2004, the Banks had no balances outstanding under these lines.

Each Bank’s asset/liability mix is monitored on a daily basis with a monthly report reflecting interest sensitive assets and interest sensitive liabilities being prepared and presented to each Bank’s Asset/Liability Committee which is comprised of four directors, the senior lending officer, and cashier. The objective of this policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Company’s earnings.

Correspondent Banking

Correspondent banking involves the providing of services by one bank to another bank, which cannot provide that service for itself from an economic or practical standpoint. The Banks are required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

Each Bank may sell loan participations to correspondent banks with respect to loans which exceed its lending limit. As of December 31, 2004, nine loans with balances of $4.6 million were sold to other banks.

Data Processing

Both Banks’ data processing is provided by Intercept, a provider of banking technology products and services for community financial institutions. Intercept performs a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, and central information file. Intercept is a subsidiary of Fidelity National Financial, Inc., a Fortune 500 provider of products, services, and solutions for the real estate and financial services industry.

Employees

At December 31, 2004, First National Bank of St. Marys employed 54 full-time equivalent persons, including 14 officers, First National Bank of Orange Park employed 24 full-time equivalent persons, including 9 officers, and First National Insurance Agency, Inc. employed 2 full-time equivalent persons. Management believes that its employee relations are good. There are no collective bargaining agreements covering any of the employees of the Company.

Monetary Policies

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on the types of transaction accounts that member banks may offer the general public. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

Supervision and Regulation

The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relative to the Company. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

The Company

General. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”) and the Georgia Bank Holding Company Act (the “Georgia BHC Act”), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company’s activities on a continual basis. The Banks are also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).

Bank Holding Company Regulation. In general, the BHC Act and the Georgia BHC Act limit bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), enacted on November 12, 1999, amended the BHC Act and,

•	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;

•	allows insurers and other financial services companies to acquire banks;

•	allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Company, which has qualified as a “financial holding company,” is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act. These activities include those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. The Company’s ownership of First National Banc, Inc. requires the Company to continue to qualify as a financial holding company. Qualification as a financial holding company requires that all banking subsidiaries be “well capitalized” or “well managed” under applicable regulatory standards. In addition, if any of the Company’s banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As a result of the loan charge-offs described below under the caption “Current Regulatory Proceedings,” First National Bank of St. Marys is not currently well capitalized. The Company has provided the Federal Reserve Bank of Atlanta with a written capital restoration plan describing the actions the Company plans to take to restore the bank to a well-capitalized position not later than November 7, 2005. As described below under the caption “Merger Agreement with ABC Bancorp,” the Company has entered into a merger agreement to be acquired by ABC Bancorp and expects the acquisition to be completed prior to November 7, 2005. In the event the merger is not completed, the Company will be required to either (i) cause St. Marys to become well capitalized or (ii) sell or discontinue the operations of First National Banc., Inc.

Transactions with Affiliates. The Company and the Banks are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements. The Company and the Banks cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor either of the Banks may condition an extension of credit on either a requirement that the customer obtain additional services provided by either the Company or either Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

Source of Strength. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to each of the Banks and to commit resources to support the Banks. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Federal law also authorizes the OCC to order an assessment of the Company if the capital of either of the Banks were to become impaired. If the Company failed to pay the assessment within three months, the OCC could order the sale of the Company’s stock in such Bank to cover the deficiency.

In connection with the Merger Agreement entered into between the Company and ABC Bancorp (as described below under the caption “Merger Agreement with ABC Bancorp”), ABC has agreed to loan to the Company up to $6,000,000 in the event any banking regulatory authority requires that either Bank increase its capital.

Subsidiary Dividends. The Company is a legal entity separate and distinct from the Banks. A major portion of the Company’s revenues results from amounts paid as dividends to the Company by the Banks. The OCC’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

In addition, the Company and the Banks are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings. During 2004, the Company paid dividends of $577,000. The dividends were paid prior to the knowledge of the circumstances resulting in the substantial loan charge-offs as of the end of 2004.

State Law Restrictions. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law. In addition, although the Banks are national banks and therefore primarily regulated by the OCC, Georgia or Florida banking law may restrict certain activities of the Banks.

The Banks

General. The Banks, as national banking associations, are subject to regulation and examination by the OCC. The federal laws that apply to the Banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and not to protect shareholders of the Company or the Banks.

Community Reinvestment Act. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the OCC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank’s state. The federal banking agencies prohibit banks from using their interstate branches primarily for deposit production and have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia and Florida have both “opted in” to the IBBEA and allow in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law and Florida law each generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with an in-state financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in either Georgia or Florida may not establish de novo branches in such state.

Cross Default. Either of the Banks can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of the other Bank, and for any assistance provided by the FDIC to either Bank if such bank were to be in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. An FDIC cross-guarantee claim against a bank is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.

If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power: (i) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (ii) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (iii) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

Deposit Insurance. The deposits of the Banks are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC, the OCC and the Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The FDIC, the OCC and the Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies and banks and bank holding companies seeking to expand, however, are required to maintain leverage ratios of at least 4% to 5%.

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, the OCC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Other Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”) and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Most provisions of the Patriot Act will expire at the end of 2005 unless reauthorized by Congress. A number of political and public interest groups have expressed opposition to various aspects of the Patriot Act and oppose reauthorization of those sections of the law, and it is expected that legislative action in this area will be contentious. Whether or not the Patriot Act will be reauthorized in whole or in part, and the potential effect on the Company cannot be predicted.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOX requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Privacy. Under the Modernization Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Future Legislation. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company’s financial condition or results of operation.

Current Regulatory Proceedings

During the most recent examination of First National Bank of St. Marys, performed in early 2005 by the bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”), the overall condition of the bank was rated unsatisfactory. In addition the bank was designated as “troubled condition” as defined under Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. This rating and designation are primarily the result of unsound lending practices of David Moffat, the former President of the Company and First National Bank of St. Marys. Mr. Moffat resigned all positions with the Company and its affiliates on March 21, 2005.

The examination findings resulted in an increased charge to the Company’s provision for loan losses of approximately $7.2 million in the consolidated financial statements for the year ended December 31, 2004 and the charge-off of additional loans against the allowance of approximately $6.0 million in the consolidated financial statements for the year ended December 31, 2004. During the first quarter of 2005 additional loans of approximately $2.5 million were charged-off against the allowance in the consolidated financial statements for the three months ended March 31, 2005. The significant loan losses had a negative impact on asset quality, capital adequacy, earnings and liquidity. As a result of the negative impact to capital adequacy and earnings, the Bank no longer met the requirement to be well capitalized and is now considered adequately capitalized. Management believes the consolidated financial statements at and for the year ended December 31, 2004 reflect the financial impact of the unsound lending practices. Decisions by the OCC could, however, result in additional charges to the consolidated financial statements.

The bank expects the OCC to take formal administrative action with respect to these matters during the third quarter of 2005, which could result in regulatory sanctions against First National Bank of St. Marys and its directors, including the assessment of civil money penalties.

The Federal Deposit Insurance Corporation (“FDIC”) has also limited the ability of First National Bank of St. Marys to solicit new brokered deposits. The FDIC has granted First National Bank of St. Marys a waiver which allows the renewal or rollover of brokered deposits in an amount not to exceed $62.1 million. The waiver will expire in October of 2005. Upon expiration, First National Bank of St. Marys will be required to request an extension for an additional 6-month period. In addition, the Federal Home Loan Bank of Atlanta has disallowed any additional advances by First National Bank of St. Marys.

Primarily as a result of the reduction in capital resulting form the charges to the loan loss allowance described above, the Federal Reserve Bank of Atlanta has rated the overall condition of the Company as less than satisfactory, and required the Company’s board of directors to adopt resolutions restricting the Company’s activities without the Federal Reserve Bank’s approval. These activities include payment of dividends, repurchase of common stock, and the incurrence of any additional indebtedness.

All of the restrictions described above have limited the growth of the First National Bank of St. Marys, and growth could continue to be restricted in the future.

Merger Agreement with ABC Bancorp

On June 30, 2005, the Company and ABC Bancorp (“ABC”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, the Company will merge with and into ABC, and the Banks will thereupon become wholly-owned subsidiaries of ABC (the “Merger”). The Company expects that, simultaneously with the consummation of the Merger, ABC will merge the Banks with and into an existing wholly-owned subsidiary of ABC.

As a result of the Merger, each share of the common stock of the Company that is outstanding at the effective time of the Merger will be converted into the right to receive (in cash or shares of ABC common stock, or a combination of both, as described below, with the shares of ABC common stock being valued as described below) a pro rata share of merger consideration equal to $34.00 multiplied by the sum of (i) the number of shares of the Company common stock outstanding as of June 30, 2005 and (ii) the number of shares of the Company common stock issued after such date but prior to the effective time of the Merger pursuant to the exercise of outstanding stock options (the “Merger Consideration”).

Holders of the Company’s common stock may elect to receive their pro rata share of the Merger Consideration in cash (the “Cash Consideration”), shares of the common stock of ABC (the “Stock Consideration”) or a combination of Cash Consideration and Stock Consideration; provided, however, that the number of shares of the Company’s common stock for which Cash Consideration is paid must be between 35% and 60% of the total number of shares of the Company’s common stock converted. The number of shares of ABC common stock to which holders of the Company’s common stock will be entitled as Stock Consideration will be determined based upon the average of the daily closing price per share of ABC common stock for each of the twenty consecutive trading days ending on (and including) the trading day that occurs two trading days prior to (and not including) the closing date of the Merger (the “Average Market Price”). If the Average Market Price as so calculated is greater than $20.00, then the Average Market Price will be deemed to be $20.00. If the Average Market Price as so calculated is less than $14.00, then the Board of Directors of the Company may terminate the Merger Agreement unless ABC agrees to issue additional shares of ABC common stock and/or pay additional cash to holders of the Company’s common stock, such that, as a result thereof, the Company’s common stockholders would receive Merger Consideration having an aggregate value equal to the value such holders would have received if the Average Market Price were equal to $14.00.

The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to (i) the approval of the Board of Governors of the Federal Reserve and the Georgia Department of Banking and Finance, (ii) the approval of the shareholders of the Company and (iii) the satisfaction or waiver of other customary closing conditions.

In connection with the execution of the Merger Agreement, certain shareholders of the Company, including each member of the Board of Directors of the Company, who own in the aggregate more than a majority of the issued and outstanding shares of the Company’s common stock, executed and delivered to ABC a Shareholder Voting Agreement that included an irrevocable proxy pursuant to which, among other things, each such shareholder agreed to vote his or her shares of the Company’s common stock in favor of the Merger.

The foregoing description of certain terms of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as an exhibit to this Form 10-KSB.

Item 2.	Description of Property.

The Company’s principal office is located at 2509 Osborne Road, St. Marys, Georgia. This office also serves as the main office of First National Bank of St. Marys. The office consists of a three-story office building having approximately 12,000 square feet located on an approximately 1.33-acre tract of land. The facility is owned by First National Bank of Marys.

First National Bank of St. Marys has a branch office located at 1603 Highway 40, Kingsland, Georgia. The office consists of a one-story office building having approximately 3,500 square feet located on an approximately 0.81-acre tract of land. The facility is owned by First National Bank of Marys.

First National Bank of St. Marys also has a branch office located at 120 South Lee Street, Kingsland, Georgia. The office consists of a one-story office building having approximately 3,400 square feet located on an approximately 0.33-acre tract of land. The facility is owned by First National Bank of St. Marys.

First National Bank of Orange Park’s principal office is located at 1775 Eagle Harbor Parkway, Orange Park, Florida. The office consists of a two-story office building having approximately 8,000 square feet located on an approximately 1.50 acre tract of land. The facility is owned by First National Bank of Orange Park.

First National Bank of Orange Park has a branch office located at 485 Blanding Boulevard, Orange Park, Florida. The office consists of a one-story office building having approximately 3,500 square feet located on an approximately 1.0 acre tract of land. The facility is owned by First National Bank of Orange Park.

First National Insurance Agency is located at First National Bank of St. Marys’ branch office located at 120 South Lee Street, Kingsland, Georgia.

Item 3.	Legal Proceedings

The information under the caption “Current Regulatory Proceedings” in Item 1 of this Form 10-KSB in incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2004 to a vote of security holders of the Company.

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

During the period covered by this report and to date, there has been no established public trading market for the Company’s common stock.

Holders of Common Stock

As of July 1, 2005, there were 233 holders of record of the Company’s common stock.

Dividends

The Company began the payment of quarterly cash dividends on its common stock on April 15, 2004 when a cash dividend of $0.11 per common share was declared by the Board of Directors to shareholders of record as of April 1, 2004. The Board of Directors also declared a cash dividend of $0.15 per common share to shareholders of record on each of May 31, 2004, August 31, 2004 and November 30, 2004. The dividends were paid prior to the knowledge of the circumstances resulting in the substantial loan charge-offs as of the end of 2004. As described under the caption “Current Regulatory Proceedings” in Item 1 of this Form 10-KSB, the Company’s board of directors has, at the direction of the Federal Reserve Bank of Atlanta, adopted resolutions pursuant to which the Company will not pay any dividends without the prior approval of the Federal Reserve Bank of Atlanta.

The Banks are restricted in their ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. § 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. § 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the bank’s net income for the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. § 60(b), the approval of the OCC is required if the total of all dividends declared by the Banks in any calendar year exceed the total of their net income for that year combined with their retained net income for the preceding two years, less any required transfers to surplus.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

The following is the Company’s discussion and analysis of certain significant factors that have affected its financial position and operating results and those of its subsidiaries, First National Bank of St. Marys, Georgia, First National Bank of Orange Park, Florida, and First National Insurance Agency, Inc. during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and its operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission, including, without limitation:

•	the effects of future economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;

•	the Company’s ability to control costs, expenses, and loan delinquency rates;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses; and

•	banking regulatory action that may be taken as a result of the matters described under the caption “Current Regulatory Proceedings” in Item 1 of this Form 10-KSB.

Critical Accounting Policies

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The Company’s significant accounting policies are described in the footnotes to its consolidated financial statements as filed with this annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The judgment and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions the Company makes, actual results could differ from these judgments and estimates that could have a material impact on the Company’s carrying values of assets and liabilities and its results of operations.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgment and estimates used in preparation of its consolidated financial statements. For a description of its processes and methodology for determining the allowance for loan losses, refer to the information under the captions “Loan Loss Allowance,” and “Current Regulatory Proceedings,” above in Item 1 of this report and “Provision and Allowance for Loan Losses” below in this Item 5.

General

The following is a discussion of the Company’s financial condition as of December 31, 2004 and 2003, and the results of operations for the two years ended December 31, 2004 and 2003. These comments should be read in conjunction with the consolidated financial statements and accompanying consolidated footnotes appearing in this report.

Financial Overview

For the year ended December 31, 2004, the Company reported a net loss of $1.9 million, as compared to net income of $1.4 million in 2003. Diluted earnings (loss) per share in 2004 was ($2.03), compared to $1.96 in 2003. The significant decline in earnings was primarily the result of a $7.2 million provision to the loan loss reserve by First National Bank of St. Marys due to management’s assessment of the ultimate collectibility of certain loans in the portfolio resulting primarily from unsound lending practices by the former President of First National Bank of St. Marys. This assessment was made in connection with the most recent examination of First National Bank of St. Marys, performed in early 2005 by the bank’s primary regulator, the OCC, at which the overall condition of the bank was rated unsatisfactory and the bank was designated as “troubled condition” as defined under Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. This rating and designation are primarily the result of unsound lending practices of David Moffat, the former President of the Company and First National Bank of St. Marys. Mr. Moffat resigned all positions with the Company and its affiliates on March 21, 2005.

The examination findings resulted in an increased charge to the Company’s provision for loan losses of approximately $7.2 million in the consolidated financial statements for the year ended December 31, 2004 and the charge-off of additional loans against the allowance of approximately $6.0 million in the consolidated financial statements and December 31, 2004. During the first quarter of 2005 additional loans of approximately $2.5 million were charged-off against the allowance in the consolidated financial statements for the three months ended March 31, 2005. The significant loan losses had a negative impact on asset quality, capital adequacy, earnings and liquidity. Management believes the consolidated financial statements at and for the year ended December 31, 2004 reflect the financial impact of the unsound lending practices. Decisions by the OCC could, however, result in additional charges to the consolidated financial statements. The OCC has restricted First National Bank of St. Marys’ regulators from paying dividends and obtaining additional brokered deposits. The Federal Home Loan Bank of Atlanta also has disallowed further advances by the bank.

First National Bank of St. Marys expects the OCC to take formal administrative action with respect to these matters during the third quarter of 2005, which could result in regulatory sanctions against the bank and its directors, including the assessment of civil money penalties.

Total assets at December 31, 2004 were $265.6 million, an 86.9% increase in comparison to total assets of $142.1 million as of December 31, 2003. During 2004, the Company acquired First National Bank of Orange Park, Florida, a national banking association that was organized in 1999. During April 2004, the Company issued $5.0 million in trust preferred securities, which provided significant additional regulatory capital without dilution to existing shareholders.

INCOME STATEMENT REVIEW

Net Interest Income

Net interest income, the largest component of the Company’s income, was $10.7 million in 2004 compared to $5.9 million in 2003, an increase of 81.4%. The increase in net interest income was primarily the result of the acquisition of First National Bank of Orange Park. The level of net interest income is also determined by the level of earning assets and the successful management of the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income.

The following table sets forth, for the years ended December 31, 2004 and 2003, information related to the Company’s average balance sheet and average yields on assets and average costs of liabilities. These yields were derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances were derived from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, and Rates (dollars in thousands) For the years ended December 31,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Federal funds sold	$1,633	$22	1.35%	$2,402	$24	1.00%
Interest-bearing deposits in other banks	693	31	4.47%	1,475	130	8.81%
Investment securities	16,514	421	2.55%	10,951	291	2.66%
Gross loans	199,379	14,452	7.25%	10,080	8,635	8.14%
Less: Loan loss reserve	(2,750)			(1,411)

Net loans	196,630	—		104,669	—
Total earning-assets	215,469	14,926	6.93%	119,497	9,080	7.60%
Non-earning assets	19,725			10,935

Total assets	$235,194			$130,432

Interest-Bearing Liabilities
NOW accounts	$20,375	$202	0.99%	$16,044	$220	1.34%
Savings & money market	35,343	539	1.53%	5,465	48	0.88%
Time deposits	112,493	2,710	2.41%	67,468	2,156	3.20%
FHLB advances	14,249	573	4.02%	13,000	699	5.38%
Other borrowings	4,286	66	1.54%	4,286	61	1.54%
Subordinated debentures	3,686	161	4.37%	—	—

Total interest-bearing liabilities	190,432	4,251	2.23%	106,263	3,184	3.00%
Non-interest-bearing liabilities	25,792			13,193
Shareholders’ equity	18,970			10,976

Total liabilities and shareholders’ equity	$235,194			$130,432

Net interest spread			4.69%			4.60%
Net interest income/margin		$10,675	4.95%		$5,896	4.93%

The Company’s net interest spread was 4.69% for the year ended December 31, 2004 as compared to 4.60% for the year ended December 31, 2003. Although the yield on total earning assets declined during 2004, the Company was able to offset the effect on net interest income by reducing the rate on interest-bearing liabilities due to the favorable level of interest rates during the year. The net interest spread is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

The Company’s net interest margin for the year ended December 31, 2004 was 4.95% as compared to 4.93% for the year ended December 31, 2003. During 2004, earning assets averaged $215.5 million as compared to $119.5 million in 2003. The net interest margin is calculated as net interest income divided by average earning assets.

The following table sets forth, for the years ended December 31, 2003 and 2002, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, and Rates (dollars in thousands) For the years ended December 31,
	2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Federal funds sold	$2,402	$24	1.00%	$1,078	$18	1.67%
Interest-bearing deposits in other banks	1,475	130	8.81%	2,390	102	4.27%
Investment securities	10,951	291	2.66%	16,220	704	4.34%
Gross loans	106,080	8,635	8.14%	89,728	7,498	8.36%
Less: Loan loss reserve	(1,411)			(1,053)

Net loans	104,669	—		88,675	—
Total earning-assets	119,497	9,080	7.60%	108,363	8,322	7.68%
Non-earning assets	10,935			9,074

Total assets	$130,432			$117,437

Interest-Bearing Liabilities
NOW accounts	$16,044	$220	1.37%	$14,066	$286	2.03%
Savings & money market	5,465	48	0.88%	4,483	27	0.60%
Time deposits	67,468	2,156	3.20%	55,109	2,452	4.45%
FHLB advances	13,000	699	5.38%	12,999	715	5.50%
Other borrowings	4,286	61	1.42%	6,507	142	2.18%
Subordinated debentures	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	106,263	3,184	3.00%	93,164	3,622	3.89%
Non-interest-bearing liabilities	13,193			15,033
Shareholders’ equity	10,976			9,240

Total liabilities and shareholders’ equity	$130,432			$117,437

Net interest spread			4.60%			3.79%
Net interest income/margin		$5,896	4.93%		$4,700	4.34%

The Company’s net interest spread was 4.60% for the year ended December 31, 2003 as compared to 3.79% for the year ended December 31, 2002.

The Company’s net interest margin for the year ended December 31, 2003 was 4.93% as compared to 4.34% for the year ended December 31, 2002. During 2003, earning assets averaged $119.5 million as compared to $108.4 million in 2003.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing rates and changing volume. The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	December 31, 2004 vs 2003 Increase (Decrease) Due to			December 31, 2003 vs 2002 Increase (Decrease) Due to
	(dollars in thousands)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest earned on:
Federal funds sold	$(8)	$6	$(2)	$22	$(16)	$6
Interest-bearing deposits in other banks	(69)	(30)	(99)	(39)	67	28
Investment securities	148	(18)	130	(229)	(184)	(413)
Loans	7,595	(1,778)	5,817	1,367	(230)	1,137

Total interest income	7,666	(1,820)	5,846	1,121	(363)	758

Interest paid on:
Interest checking	59	(77)	(18)	40	(106)	(66)
Savings & money market	262	229	491	6	15	21
Time deposits	1,440	(886)	554	550	(846)	(296)
FHLB advances	67	(193)	(126)	0	(16)	(16)
Other borrowings	0	5	5	(48)	(33)	(81)
Subordinated debentures	161	—	161	—	—	—

Total interest expense	1,989	(922)	1,067	548	(986)	(438)

Net interest income	$5,677	$(898)	$4,779	$573	$623	$1,196

Provision for Loan Losses

Included in the statement of income for the periods ended December 31, 2004 and 2003 is a non-cash expense related to the provision for loan losses of $7.8 million and $456,000 respectively. The allowance for loan losses was $4.2 million and $1.6 million as of December 31, 2004 and 2003, respectively. The allowance for loan losses as a percentage of gross loans was 1.89% at December 31, 2004 and 1.35% at December 31, 2003. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

During 2004 and 2003, First National Bank of St. Marys made provisions for loan losses of $7.2 million and $456,000, respectively. During 2004 and 2003, First National Bank of St. Marys recorded net charge-offs of $5.8 million and $109,000, respectively. The provision for loan losses and the amount of charge-offs were significantly increased as of the end of the fourth quarter of 2004 due to management’s assessment of the ultimate collectibility of certain loans in the portfolio resulting from the individual circumstances of the borrowers involved. The loans were identified during First National Bank of St. Marys’ regularly scheduled bank examination conducted by the Office of the Comptroller of the Currency which began on March 7, 2005. The increase in charge-offs and the subsequent provision for loan losses were due to documentation and collateral deficiencies, and other weaknesses in the loans identified during the examination. During 2004, First National Bank of Orange Park made provisions for loan losses of

$585,000 compared to $316,000 in 2003. During 2004 and 2003, First National Bank of Orange Park recorded net charge-offs of $372,000 and $2,000, respectively. The increase in net charge-offs was primarily due to management’s assessment of the collectibility of a certain commercial loan.

Noninterest Income and Expense

Noninterest income in 2004 was $2.2 million, an increase of $737,000 compared to noninterest income of $1.5 million in 2003. The increase was primarily the result of additional volume of service charges and fees on deposits as a result of the acquisition of First National Bank of Orange Park. Mortgage origination fees in 2004 were $651,000, an increase of $301,000 compared to mortgage origination fees of $350,000 in 2003. The additional mortgage origination fees were primarily the result of a new mortgage origination office that First National Bank of St. Marys opened in Fort Lauderdale, Florida during the first quarter of 2004.

The Company incurred noninterest expenses of $8.2 million during 2004 compared to $4.7 million in 2003. The $3.5 million increase in noninterest expense resulted primarily from additional costs generated by First National Bank of Orange Park. Contributions in 2004 were $428,000, an increase of $422,000 compared to contributions of $6,000 in 2003. Contributions reflect a one-time charge of $419,000, which represents a donation of 14 acres of property to Camden County, Georgia. The donation served to decrease other real estate owned and generated positive publicity and tax benefits for the Company. Salaries and benefits for 2004 were $3.8 million, an increase of $1.3 million from 2003. Salaries and benefits represented 46.7% of the total noninterest expense. Salaries and benefits in 2003 were $2.5 million. Professional fees were $396,000 during 2004, an increase of $242,000 compared to $154,000 in 2003. The increase in professional fees was primarily the result of additional legal and accounting fees incurred as a result of the acquisition of First National Bank of Orange Park.

The Company’s income tax benefit as a result of the operating loss was $1.2 million, as compared to income tax expense of $782,000 in 2003.

BALANCE SHEET REVIEW

General

At December 31, 2004, the Company had total assets of $265.6 million, consisting principally of $216.1 million in net loans, $17.6 million in investments, $2.4 million in federal funds sold and $10.7 million in cash and due from banks. Liabilities at December 31, 2004 totaled $247.5 million, consisting principally of $229.6 million in deposits, $10.8 million in FHLB advances, and $5.2 million of subordinated debentures. At December 31, 2004, shareholders’ equity was $18.1 million.

Federal Funds Sold

At December 31, 2004, the $2.4 million of short-term investments in federal funds sold on an overnight basis comprised 0.9% of total assets at December 31, 2004, as compared to $4.8 million, or 3.4% of total assets, at December 31, 2003.

Investments

At December 31, 2004, the Company’s $17.6 million of investment securities represented approximately 6.6% of its total assets. These investments consisted of mortgage-backed securities obligations of agencies of the U.S. government, and certain obligations of states and municipalities with a fair value of $17.6 million and an amortized cost of $17.7 million for an unrealized loss of $85,000.

Contractual maturities and yields on investments at December 31, 2004 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Maturity Schedule (dollars in thousands)
	Amortized Cost	Weighted Average Yield**
AVAILABLE FOR SALE
Obligations of U.S. government agencies
0-1 year	$501	2.81%
1-5 years	7,994	2.37%
5-10 years	—	—
Greater than 10 years	—	—

	8,495	2.40%

Mortgage-backed securities and collateralized mortgage obligations
0-1 year	—	—
1-5 years	1,238	3.46%
5-10 years	700	3.46%
Greater than 10 years	6,416	3.36%

	8,354	3.38%

State and political subdivisions
0-1 year	101	4.16%*
1-5 years	713	5.16%*
5-10 years	—	—
Greater than 10 years	—	—

	814	5.04%*

Total	$17,663

*	Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

**	Weighted average yields on available for sale securities are based on amortized cost.

The amortized costs and the fair value of investments at December 31, 2004, 2003, and 2002 are shown in the following table.

	Securities Portfolio Composition (dollars in thousands)

	2004		2003		2002
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
AVAILABLE FOR SALE
Obligations of U.S. government agencies	$8,495	$8,403	$4,000	$3,984	$472	$455
Mortgage-backed securities and collateralized mortgage obligations	8,354	8,350	4,202	4,206	8,813	8,903
State and political subdivisions	814	826	827	856	2,159	2,218

Total available for sale	17,663	17,579	9,029	9,046	11,444	11,576

Other investment securities totaled $1.5 million, $776,000, and $764,000 at December 31, 2004, 2003, and 2002, respectively. Other investments at December 31, 2004, consisted of Federal Reserve Bank stock with a cost of $426,000, Federal Home Loan Bank stock with a cost of $909,000, and First National Banc Statutory Trust stock with a cost of $155,000. At December 31, 2003, the Company owned Federal Reserve Bank stock with a cost of $126,000 and Federal Home Loan Bank stock with a cost of $650,000. At December 31, 2002, the Company owned Federal Reserve Bank stock with a cost of $114,000 and Federal Home Loan Bank stock with a cost of $650,000.

Loans

Since loans typically provide higher interest yields than do other types of interest earning assets, it is the Company’s objective to channel a substantial percentage of its earning assets into the loan portfolio. Average loans for the years ended December 31, 2004 and 2003 were $199.4 million and $106.1 million, respectively. Total loans outstanding at December 31, 2004 and 2003 were $220.3 million and $116.9 million, respectively, before allowance for loan losses.

The principal component of the Company’s loan portfolio is loans secured by real estate mortgages. Management attempts to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

The following tables summarize the composition of the loan portfolio at December 31, 2004, 2003, 2002, 2001 and 2000.

Loan Portfolio Composition

(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Commercial and industrial - not secured by real estate	$15,017	$8,669	$9,607	$9,991	$9,833
Commercial and industrial - secured by real estate	81,291	32,583	24,730	19,439	15,224
Real estate - mortgage	74,797	51,664	39,296	28,461	22,203
Real estate - construction	36,933	15,542	15,895	13,546	2,667
Consumer loans	12,273	8,421	6,867	6,095	9,028

Loans held for investment	$220,311	$116,879	$96,395	$77,532	$58,955
Less: Allowance for loan losses	4,172	1,578	1,231	891	429

Net loans	$216,139	$115,301	$95,164	$76,641	$58,526

	Percentage of Loans Held for Investment
	2004	2003	2002	2001	2000
Commercial and industrial - not secured by real estate	6.8%	7.4%	10.0%	12.9%	16.7%
Commercial and industrial - secured by real estate	36.9%	27.9%	25.6%	25.0%	25.8%
Real estate - mortgage	33.9%	44.2%	40.8%	36.7%	37.7%
Real estate - construction	16.8%	13.3%	16.5%	17.5%	4.5%
Consumer loans	5.6%	7.2%	7.1%	7.9%	15.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at December 31, 2004:

Loan Maturity and Interest Sensitivity

(dollars in thousands)

Type of loans	Due in 1 Year or less	Due After 1 Year up to 5 years	Due after 5 years	Total
Commercial and industrial	$3,458	$10,409	$1,150	$15,017
Real estate	82,610	77,620	32,791	193,021
Consumer loans	4,552	6,903	818	12,273

Total	$90,620	$94,932	$34,759	$220,311
Loans maturing after one year with:
Fixed interest rates				$72,872
Floating interest rates				$56,819

Provision and Allowance for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems. Management’s judgment as to the adequacy of the allowance is based on a number of assumptions about future events, which it believes to be reasonable, but which may or may not be valid. Based on management’s judgments, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be adequate. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses may be significant to a particular accounting period.

The Company has established an allowance for loan losses through a provision for loan losses charged to expense on its statement of income. The allowance represents an amount which the Company believes will be adequate to absorb probable losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of the Company’s overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; the Company’s historical loan loss experience and a review of specific problem loans. The Company adjusts the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. The Company charges recognized losses to the allowance and add subsequent recoveries back to the allowance.

The following table summarizes the activity related to the Company’s allowance for loan losses:

Analysis of the Allowance for Loan Losses

(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Balance at beginning of year	$1,578	$1,231	$891	$429	$389
Acquired bank’s balance at purchase date	916	—	—	—	—
Charge-offs:
Commercial and industrial - not secured by real estate	4,496	—	39	21	33
Commercial and industrial - secured by real estate	27	—	—	—	—
Real Estate - mortgage	1,552	27	17	—	—
Real estate - construction	—	—	8	—	—
Consumer loans	172	127	216	171	116

	6,247	154	280	192	149

Recoveries:
Commercial and industrial - not secured by real estate	—	—	4	—	—
Commercial and industrial - secured by real estate	—	—	—	—	—
Real Estate - mortgage		6	4		15
Real estate - construction	2	—	1	—	—
Consumer loans	114	39	18	21	7

	116	45	27	21	22

Net charge-offs	6,131	109	253	171	127
Provision for loan losses	7,809	456	593	633	167

Balance at end of year	$4,172	$1,578	$1,231	$891	$429

Allowance for loan losses to total loans	1.89%	1.35%	1.28%	1.15%	0.73%
Net charge-offs to average loans	3.08%	0.10%	0.28%	0.26%	0.24%

The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing its credit grading system which the Company applies to each loan. An independent consultant reviews the loan files on a test basis, to verify that the lenders have properly graded each loan. The Company’s analysis of the adequacy of the allowance also considers subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

Nonperforming Assets

Nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses are shown in the following table:

Non-Performing Assets

(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Non-performing loans:
Non-accrual loans	$4,296	$196	$708	$706	$1,222
Past due 90 days or more	420	78	164	207	163

Total non-performing loans	4,716	274	872	913	1,385
Other nonperforming assets	1,361	1,877	211	186	279

Total non-performing assets	$6,077	$2,151	$1,083	$1,099	$1,664

Non-performing assets as a percentage of total assets	2.29%	1.51%	0.91%	0.97%	1.84%
Non-performing assets as a percentage of loans and other non-performing assets	2.74%	1.81%	1.12%	1.41%	2.81%
Allowance for loan losses as a percentage of non - performing loans	88.46%	574.98%	141.17%	97.59%	30.97%

At December 31, 2004 and 2003, the allowance for loan losses was $4.2 million and $1.6 million, respectively, or 1.89% of outstanding loans at December 31, 2004 and 1.35% at December 31, 2003, respectively. During 2004 and 2003, First National Bank of St. Marys recorded net charge-offs of $5.8 million and $109,000, respectively. During First National Bank of St. Marys’ regularly scheduled examination by the OCC which began on March 7, 2005, the OCC recommended, and management agreed, that several loans with documentation and collateral deficiencies, and other weaknesses, be charged-off in 2004 and 2005. During 2004 and 2003, First National Bank of Orange Park recorded net charge-offs of $372,000 and $2,000, respectively. The increase in First National Bank of Orange Park’s net charge-offs was primarily due to management’s assessment of the collectibility of a certain commercial loan. Through March 31, 2005, First National Bank of St. Marys and First National Bank of Orange Park recorded net charge-offs of $2.1 million and $0, respectively and provisions to the loan loss reserve of $3.1 million and $17,000, respectively. The additional net charge-offs recorded by First National Bank of St. Marys are primarily the result of unsound lending practices by the former President of the Bank. The additional provisions to the loan loss reserve were based on continued concern for unknown risks related to the actions of the former President. Refer to Item 1 Loan Loss Allowance, Current Regulatory Proceedings, and a portion of the discussion on Provision and Allowance for Loan Losses.

At December 31, 2004, nonaccrual loans represented 1.95% of total loans. At December 31, 2004 and 2003, the Banks had $4.3 million and $196,000, respectively, on non-accrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

The Company’s primary source of funds for loans and investments is deposits, advances from the Federal Home Loan Bank, and short-term repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds.

The following is a table of deposits by category:

Deposit Categories

(dollars in thousands)

	December 31,
	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Demand deposit	$23,811	10.4%	$10,518	9.3%	$10,861	12.1%
NOW	27,571	12.0%	20,089	17.8%	13,416	14.9%
Money market	53,581	23.3%	2,410	2.1%	1,549	1.6%
Savings	5,978	2.6%	4,169	3.8%	2,695	3.0%
Certificates of deposit, $100,000 or more	75,521	32.9%	35,765	31.7%	30,934	34.4%
Other time deposits	43,167	18.8%	39,855	35.3%	30,571	34.0%

Total deposits	$229,629	100.0%	$112,806	100.0%	$90,026	100.0%

Core deposits, which exclude time deposits of $100,000 or more and brokered deposits, provide a relatively stable funding source for the Banks’ loan portfolio and other earning assets. The Banks’ core deposits were $123.8 million, $48.1 million and $36.1 million at December 31, 2004, 2003 and 2002, respectively. The increase in time deposits of $100,000 or more primarily resulted from the additional volume of deposits resulting from the acquisition of First National Bank of Orange Park. The Company closely monitors its reliance on certificates of deposits greater than $100,000 and deposits from sources outside its normal trade areas through the use of brokers, which are generally considered less stable and less reliable than core deposits. Brokered deposits represented approximately 78.3% of all certificates of deposit greater than $100,000 at December 31, 2004. There were approximately $89.4 million, $59.3 and $48.9 in brokered deposits at December 31, 2004, 2003 and 2002, respectively. The Company’s level of brokered deposits increased in 2004 primarily due to the addition of the brokered deposits of First National Bank of Orange Park. The FDIC has also limited the ability of First National Bank of St. Marys to solicit new brokered deposits. The FDIC has granted First National Bank of St. Marys a waiver which allows the renewal or rollover of brokered deposits in an amount not to exceed $62.1 million. The waiver will expire in October of 2005. Upon expiration, First National Bank of St. Marys will be required to request an extension for an additional 6-month period. The Company anticipates being able to either renew or replace these deposits when they mature, although, no assurance can be given that the Company will be able to replace these deposits with the same terms or rates. The Company’s loan-to-deposit ratios were 96.0%, 103.6%, and 107.1% at December 31, 2004, 2003, and 2002, respectively.

The maturity distribution of the Company’s time deposits of $100,000 or more at December 31, 2004 is as follows:

Time Certificates of Deposit

(dollars in thousands)

3 months or less	$7,102
4-6 months	5,649
7-12 months	14,735
Over 12 months	48,035

Total	$75,521

Borrowings

At December 31, 2004 the Banks did not have any securities under agreements to repurchase with brokers. These agreements are normally secured with investment securities. The securities under agreement to repurchase averaged $2.9 million during 2004, with $3.6 million being the maximum amount outstanding at any month-end.

At December 31, 2003 First National Bank of St. Marys had sold $3.6 million of securities under agreements to repurchase with brokers with a weighted rate of 1.24% that mature in less than 90 days. These agreements were secured with approximately $3.6 million of investment securities. The securities under agreement to repurchase averaged $4.0 million during 2003, with $4.5 million being the maximum amount outstanding at any month-end.

At December 31, 2002 First National Bank of St. Marys had sold $4.5 million of securities under agreements to repurchase with brokers with a weighted rate of 1.49% that mature in less than 90 days. These agreements were secured with approximately $4.5 million of investment securities. The securities under agreement to repurchase averaged $6.0 million during 2002, with $7.2 million being the maximum amount outstanding at any month-end.

At December 31, 2004, the Banks had six unused Federal funds purchased lines of credit totaling $11.5 million. At December 31, 2003, First National Bank of St. Marys had four unused Federal funds purchased lines of credit totaling $7.1 million. At December 31, 2002, First National Bank of St. Marys had five unused Federal funds purchased lines of credit totaling $8.9 million. These lines of credit are unsecured and bear interest at the daily rate of federal funds plus 25 basis points (2.70% at December 31, 2004).

At December 31, 2004 the Banks had $10.8 million of advances from the Federal Home Loan Bank. These advances were secured by a blanket floating lien agreement, which provides a security interest in all unencumbered first mortgage residential loans, and by investments in Federal Home Loan Bank stock. The following table summarizes the terms and maturities of the advances at December 31, 2004, 2003 and 2002:

Federal Home Loan Bank Advances

(dollars in thousands)

	December 31,
	2004	2003	2002
Advance payable - interest payable quarterly at 5.44%, principal due February 13, 2008	$3,000	$3,000	$3,000

Advance payable - interest payable quarterly at 4.96%, principal due November 16, 2006	3,000	3,000	3,000

Advance payable - interest payable quarterly at 5.35%, principal due March 1, 2004		5,000	5,000

Advance payable - interest payable monthly at variable rate, principal due January 18, 2005	1,550

Advance payable - interest payable quarterly at 5.90%, principal due November 10, 2005	2,000	2,000	2,000

Advance payable - interest payable monthly at variable rate, principal due September 12, 2005	1,200	—	—

	$10,750	$13,000	$13,000

Weighted-average interest rates	5.37%	5.38%	5.50%

Subordinated Debentures

During 2004, the Company formed First National Banc Statutory Trust I (the “Trust”), a subsidiary whose sole purpose was to issue $5,000,000 principal amount of Trust Preferred Securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. The Trust Preferred Securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years. There are certain circumstances (as described in the Trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The Company’s liability to the nonconsolidated Trust is recorded as a liability of $5,155,000 and an investment of $155,000 on the consolidated balance sheet. The proceeds from the offering were used to fund the expected capital needs of the Company’s bank subsidiaries.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At December 31, 2004, $5.0 million of the debentures qualified as Tier 1 capital of the Company.

Capital Resources

Total shareholders’ equity amounted to $18.1 million at December 31, 2004 and $11.8 million at December 31, 2003. The increase between 2004 and 2003 primarily resulted from the additional equity resulting from the acquisition of First National Bank of Orange Park.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average total assets) and dividend payout ratio for 2004, 2003 and 2002. The Company initiated the payment of cash dividends during 2004.

	2004	2003	2002
Return on average assets	-0.81%	1.10%	1.13%
Return on average equity	-10.08%	13.02%	14.38%
Average equity to average assets ratio	8.07%	8.42%	7.87%
Dividend payout ratio	-30.18%	0.00%	0.00%

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses subject to certain limitations. The subsidiary banks are each also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, the Company must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the Company must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized”, the Company must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The following table sets forth the Company’s and the Banks’ various capital ratios at December 31, 2004 and 2003. At December 31, 2004 and 2003, the Company and the Banks were in compliance with each of the applicable regulatory capital requirements. The Company and First National Bank of Orange Park were considered to be “well capitalized.” First National Bank of St. Marys was considered to be “adequately capitalized” at December 31, 2004. As a result of failing to be well capitalized, the Bank is limited in its ability to obtain brokered deposits and in the payment of dividends.

	December 31,		Minimum regulatory requirement
	2004	2003
First National Banc, Inc. - Consolidated
Total risk-based capital ratio	10.53%	11.67%	8.00%
Tier 1 risk-based capital ratio	9.27%	10.41%	4.00%
Tier 1 leverage ratio	8.13%	9.02%	4.00%

First National Bank of St. Marys
Total risk-based capital ratio	9.54%	11.45%	8.00%
Tier 1 risk-based capital ratio	8.28%	10.20%	4.00%
Tier 1 leverage ratio	6.82%	8.31%	4.00%

First National Bank of Orange Park*
Total risk-based capital ratio	11.10%		8.00%
Tier 1 risk-based capital ratio	9.85%		4.00%
Tier 1 leverage ratio	9.61%		4.00%

*	First National Bank of Orange Park was acquired during 2004.

The Company is currently evaluating various alternatives for increasing capital. It is management’s objective to maintain the capital levels such that each of the Banks will be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that capital levels will be maintained at levels that will allow the Company and the Banks to qualify as being adequately capitalized as defined by OCC regulations. Depending on the timing of when additional capital is obtained, the Company may be required to limit the level of growth that it has experienced in the past three years. As of December 31, 2004, there were no significant firm commitments outstanding for capital expenditures.

Pursuant to an agreement between the Company and ABC Bancorp entered into in connection with the Merger Agreement with ABC, ABC has agreed to loan to the Company up to $6,000,000 in the event any banking regulatory authority requires that either Bank increase its capital.

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into effect in the Company’s financial statements. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on the Company’s performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed previously, the Company seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2004, unfunded commitments to extend credit were $33.1 million, of which $23.6 million were at variable rates and $9.5 million were at fixed rates. The significant portion of the unfunded commitments related to construction mortgage loans. The Company anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2004, the Banks had $430,000 in credit card commitments. Credit card commitments are unsecured.

At December 31, 2004, the Banks had $1.4 million in commitments under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in this report, the Company is not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in the Company’s lending, investing, deposit gathering and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of the Company’s business. Management actively monitors and manages its interest rate risk exposure.

The principal interest rate risk monitoring technique the Company employs is the measurement of its interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when the Company is liability-sensitive.

Given the fact that approximately 39.1% of the Bank’s loans were variable rate loans and the volume of scheduled maturities of loans at December 31, 2004, the Company was asset sensitive during most of the one-year time frame beginning January 1, 2005. However, this gap analysis is not a precise indicator of the Company’s interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

Liquidity management involves monitoring the sources and uses of funds in order to meet the Company’s day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

At December 31, 2004 and 2003, the Company’s liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $13.6 million and $10.7 million, representing 5.1% and 7.5% of total assets, respectively. Investment securities at December 31, 2004 and 2003 amounted to $17.6 million and $9.0 million, representing 6.6% and 6.4% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company’s ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity.

The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities and sale of loans and maturity of investment securities, and generation of deposits. The Company maintains seven Federal funds purchased lines of credit with correspondent banks totaling $10.0 million. The Banks are also members of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The Federal Home Loan Bank requires that securities, qualifying mortgage loans, and stock of the Federal Home Loan Bank owned by the banks be pledged to secure any advances from the Federal Home Loan Bank. The unused borrowing capacity available from the Federal Home Loan Bank at December 31, 2004 was $42.3 million and assumed that the Company’s $909,000 investment in Federal Home Loan Bank stock as well as qualifying mortgages would be pledged to secure any future borrowings. However, due to the results of the regulatory exam of First National Bank of St. Marys during early 2005, the Federal Home Loan Bank of Atlanta discontinued the ability of the Bank to utilize its unused borrowing capacity of $23.6 million.

Primarily as a result of the reduction in capital resulting form the charges to the loan loss allowance described above, the Federal Reserve Bank of Atlanta has rated the overall condition of the Company as less than satisfactory, and required the Company’s board of directors to adopt resolutions restricting the Company’s activities without the Federal Reserve Bank’s approval. These activities include payment of dividends, repurchase of common stock, and the incurrence of any additional indebtedness.

Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. The Bank’s asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of the board of directors and senior management of the Bank and meets monthly. The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the Bank’s interest sensitive assets and liabilities within Board-approved limits.

The following table presents the Company’s rate sensitivity at each of the time intervals indicated as of December 31, 2004. The table may not be indicative of the Company’s rate sensitivity position at other points in time. In addition, the table’s maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis

(dollars in thousands)

	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold	$2,403				2,403
Investment securities	2,504	2,556	11,735	2,274	19,069
Interest bearing deposits in other banks			528		528
Total loans	83,917	43,777	80,703	11,914	220,311
Total interest-earnings assets	$88,824	$46,333	$92,966	$14,188	$242,311

INTEREST-BEARING LIABILITIES:
Interest checking	$3,584	$9,098	$9,650	$5,238	$27,570
Savings deposits	478	1,495	3,049	956	5,978
Money market	4,822	14,467	27,862	6,430	53,581
Time deposits	12,964	42,059	55,423	8,242	118,688
Federal Home Loan Bank advances	2,750	2,000	6,000	—	10,750
Subordinated debentures	5,155				5,155
Total interest-bearing liabilities	$29,753	$69,119	$101,984	$20,866	$221,722
Period gap	$59,071	$(22,786)	$(9,018)	$(6,678)
Cumulative gap	$59,071	$36,285	$27,267	$20,589
Ratio of cumulative gap to total earning assets	24.38%	14.97%	11.25%	8.50%

Accounting Matters

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. EITF No. 03-1 is effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have a material effect on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7.	Financial Statements.

The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 14, 2004, the Company dismissed its independent auditors, Moore Stephens Tiller LLC, and on the same date authorized the engagement of Elliott Davis LLC as its independent auditors for the fiscal year ending December 31, 2004. Each of these actions was approved by the Board of Directors and the Audit Committee of the Company.

Moore Stephens Tiller LLC audited the financial statements for the Company for the fiscal years ended December 31, 2003 and 2002. The audit reports of Moore Stephens Tiller LLC for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit for the fiscal year ended December 31, 2003, there were no disagreements with Moore Stephens Tiller LLC on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of Moore Stephens Tiller LLC, would have caused it to make reference to the subject matter of the disagreement in its report.

Further, prior to the engagement of Elliott Davis LLC, neither the Company nor any of its representatives sought the advice of Elliott Davis LLC regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company’s financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

In connection with the audit of the fiscal year ended December 31, 2003, Moore Stephens Tiller LLC, CPAs did not advise the Company that:

(i)	internal controls necessary for the Company to develop reliable financial statements did not exist;

(ii)	information had come to its attention that led it to no longer be able to rely on management’s representations, or that made it unwilling to be associated with the financial statements prepared by management; or

(iii)	there existed a need to expand significantly the scope of its audit, or that information had come to its attention that if further investigated may materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements).

Item 8A.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors

The board of directors of the Company presently consists of 16 members. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting. The following table provides information relating to the directors of the Company, including year first elected to the board and primary occupation during the past five years:

Name	Age	Director Since	Occupation
Timothy M. O’Keefe	56	2004	President and Chief Operating Officer of the Company (since March 2005) and President and Chief Executive Officer of First National Bank of Orange Park

Michael A. Akel	78	1989	Retired, self-employed real estate developer; presently Managing Partner, Kings Bay Village Shopping Center

Michael L. Davis	33	2002	Construction Engineer, Lockheed Martin since February 2002; President, Davis Investment Companies Ltd. since February 2002; Project Engineer, Smurfit Stone Container from May 1996 to July 2000

William H. Gross	44	2000	Self-employed general contractor

Kenneth L. Harrison	77	1989	Associate Broker, Coldwell Banker Towne & County Realty

Joseph P. Helow	46	1989	Vice President, Marian Services, Inc. (real estate investment)

J. Grover Henderson	62	1989	Retired, Attorney

Roscoe H. Mullis	69	1989	President, Roscoe Mullis, CPA, PC; Senior Partner, Mullis, Crews & Konrad (accounting) since 1999

Thomas I. Stafford, Jr.	62	1989	Retired, Executive Vice President and General Manager of Manufacturing Operations, Gilman Paper Co. from April 1990 to December 1999; Executive Vice President and General Manager of Converting Operations, Durango Georgia Paper Co. from December 1999 to August 2000

Vasant P. Bhide	62	2004	President, Bhide & Hall Architects; President, Corinthian, Inc. (general contractor)

Benny L. Cleghorn	63	2004	President, Gate Concrete Products Company

Philip H. Cury	43	2004	Self-employed real estate developer

Robert L. Mathews	71	2004	President, Bob Mathews Construction Company

Thomas I. Stafford, III	37	2004	Manager of Supply Chain Operations, Georgia Pacific

Kenneth W. Suggs	53	2004	Chief Executive Officer, Allstate Steel Company

Vernon W. Williford	44	2004	Vice president, JB Coxwell Contracting, Inc. (road construction)

Thomas I. Stafford, Jr. is the father of Thomas I. Stafford, III. There are no other family relationships among any of the Company’s directors or executive officers.

Executive Officers

The following table sets forth the name and position of each of the executive officers of the Company:

Name	Age	Position(s)
Roscoe H. Mullis	69	Chairman and Chief Executive Officer of the Company

Timothy M. O’Keefe	56	President and Chief Operating Officer of the Company and President and Chief Executive Officer of First National Bank of Orange Park

T. Michael White	57	President and Chief Executive Officer of First National Bank of St. Marys

Yong Kim	35	Chief Financial Officer of the Company and of First National Bank of St. Marys

Information regarding Messrs. Mullis and O’Keefe appears above.

Mr. White has served as President and Chief Executive Officer of First National Bank of St. Marys since June 2005. He served as President of AMC, a mortgage company headquartered in Jacksonville, Florida, from 1994 until May 2005. Prior to joining AMC, Mr. White served as President of 1st Performance National Bank in Jacksonville, Florida.

Yong Kim has served as the Chief Financial Officer of the Company since March 2005, and has served as the Chief Financial Officer of First National Bank of St. Marys since 2002. Mr. Kim previously served as Vice President of Operations of First National Bank of St. Marys since 2001, and prior to accepting that position served as Vice President and Loan Officer of the Bank.

Compliance With Section 16(a) of the Exchange Act.

The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934.

Audit Committee

The Audit Committee of the Board of Directors of the Company is currently composed of five outside directors. The Audit Committee reviews and makes recommendations to the Board of Directors on the company’s audit procedures and independent auditors’ report to management and recommends to the Board of Directors the appointment of independent auditors for the Company. The Audit Committee reviews and pre-approves all audit and non-audit services performed by the Company’s auditing accountants, or other accounting firms, other than as may be allowed by applicable law. All members of the Audit Committee are “independent” as the term is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has determined that the Company does not have an “audit committee financial expert,” as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”), serving on its Audit Committee. The Board believes that the current Audit Committee, as a whole, possesses the necessary financial sophistication, expertise, and understanding of the Company’s business and industry to effectively oversee the Company’s audit process and financial reporting. The Board also believes that, given the size, industry, and financial resources of the Company, recruiting an individual who qualifies as an audit committee financial expert would be prohibitively expensive, if such an individual could be successfully recruited at all. The Board and the Audit Committee will continue to monitor the Audit Committee’s performance and continue to assess the desirability of recruiting an audit committee financial expert.

Code of Ethics

The Company has adopted a code of ethics applicable to its Chief Executive Officer and its Chief Financial Officer, a copy of which is attached to this Report at Exhibit 14.1.

Item 10.	Executive Compensation.

The following tables provide certain summary information for the fiscal year ended December 31, 2004 concerning compensation paid or accrued by the each of the Company’s executive officers who earned salary and bonus in excess of $100,000 during 2004 (the “Named Executive Officers”). Roscoe H. Mullis, the Company’s Chairman and Chief Executive Officer, does not receive any compensation other than as a board member, as described below under “Compensation of Directors.”

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options
Timothy M. O’Keefe President and COO of the Company and President and CEO of First National Bank of Orange Park	2004 2003 2002	$107,848 97,888 85,000	$30,000 20,000 11,000	$17,768 14,748 12,750	(1) (2) (3)	— 1,000 1,000

David G. Moffat (4)	2004 2003 2002	$149,702 140,000 125,000	$65,000 50,000 35,000	$19,883 18,217 16,473	(5) (6) (7)	— — 1,000

(1)	Represents $11,768 of healthcare insurance premiums and a $6,000 automobile allowance.

(2)	Represents $8,748 of healthcare insurance premiums and a $6,000 automobile allowance.

(3)	Represents $6,750 of healthcare insurance premiums and a $6,000 automobile allowance.

(4)	On March 21, 2005, Mr. Moffat resigned from all positions held with the Company and its subsidiaries.

(5)	Represents $13,883 of healthcare insurance premiums and a $6,000 automobile allowance.

(6)	Represents $12,217 of healthcare insurance premiums and a $6,000 automobile allowance.

(7)	Represents $10,473 of healthcare insurance premiums and a $6,000 automobile allowance.

The following table provides information regarding the value of options exercised during 2004 and the number and value of options held by the Named Executive Officers at December 31, 2004:

Aggregated Option Exercises in 2004 and 2004 Year-End Option Values

	Options Exercised During 2004
Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/ Unexercisable(1)
Timothy M. O’Keefe	—	—	3,000 / 2,000		$59,000 / $26,000
David G. Moffat	10,016	265,298	4,956 / 5,087	(2)	$202,106 / $84,948	(2)

(1)	Dollar values calculated by determining the difference between the estimated fair market value of the Company’s common stock at December 31, 2004 ($42.00) and the exercise price of such options.

(2)	All of Mr. Moffat’s options expired upon his resignation in March 2005.

Employment Agreement with Timothy M. O’Keefe

Mr. O’Keefe serves as President and Chief Executive Officer of First National Bank of Orange Park pursuant to an employment agreement entered into between Mr. O’Keefe and the Bank on August 10, 1998. Under the agreement, Mr. O’Keefe receives a salary at an annual rate of not less than $70,000, the use of an automobile, and medical insurance. Mr. O’Keefe’s employment is terminable at will by the Bank, with or without cause; however, if Mr. O’Keefe is terminated for any reason other than willful or gross neglect of his duties as President of the Bank, he is entitled to receive a severance payment equal to six months’ salary.

Employment Agreement with T. Michael White

Mr. White serves as President and Chief Executive Officer of First National Bank of St. Marys pursuant to an employment agreement entered into between Mr. White and the Bank on June 6, 2005. Under the agreement, Mr. White receives a salary at an annual rate of $125,000, which may be increased by the Board of Directors in its sole discretion. Mr. White may also receive a cash bonus of up to 20% of the amount of his annual salary, to be paid in the sole discretion of the Board of Directors. Mr. White also receives car and housing allowances in the aggregate amount of $1,800 per month. In the event that the Bank terminates Mr. White’s employment at any time prior to the end of the agreement’s one-year term, the Bank will be obligated to pay Mr. White an amount equal to $150,000 less the aggregate amount of all salary and bonus payments previously received by Mr. White under the agreement. The agreement contains employee and customer non-solicitation provisions which will remain in effect for a period of one year and two years, respectively, from the date of the termination of Mr. White’s employment for any reason.

Compensation of Directors

The Company’s directors receive directors’ fees of $650 per month and $300 for each committee meeting attended.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 1, 2005 with respect to ownership of the Company’s common stock by each of the Company’s directors, all of its executive officers and directors, as a group, and each person who beneficially owns in excess of 5% of the outstanding shares of the Company’s common stock. Unless otherwise indicated, each person has sole voting and investment power with respect to shares shown as beneficially owned by such person.

Name of Owner	Number		Percentage
Michael A. Akel	63,721		6.3%
Michael L. Davis	1,485		*
Ruth J. Davis	407,715		40.1%
William H. Gross	147		*
Kenneth L. Harrison	2,839		*
Joseph P. Helow	119,938		11.8%
J. Grover Henderson	770		*
Roscoe H. Mullis	24,097		2.4%
Thomas I. Stafford, Jr.	26,068		2.6%
Timothy M. O’Keefe	4,200	(1)	*
Vasant P. Bhide	5,000		*
Benny L. Cleghorn	16,672		1.6%
Philip H. Cury	2,500		*
Robert L. Mathews	5,000		*
Thomas I. Stafford, III	700		*
Kenneth W. Suggs	5,000		*
Vernon W. Williford	10,000		1.0%
All directors and executive officers as a group (17 persons)	288,611	(2)	28.3%

*	Less than 1%.

(1)	Includes 3,700 shares subject to exercisable options.

(2)	Includes 4,174 shares subject to exercisable options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 regarding equity compensation plans and arrangements of the Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	31,257	21.00	7,934,941
Equity compensation plans not approved by security holders	—	—	—

Total	31,257	21.00	7,934,941

Item 12.	Certain Relationships and Related Transactions.

The Banks extend loans from time to time to certain of the directors of the Company, their associates and members of their immediate families. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.	Exhibits.

The index to the exhibits filed with or incorporated by reference into this Report appears immediately following the signature pages and is incorporated herein by reference:

Item 14.	Principal Accountant Fees and Services.

The Audit Committee has approved the selection of Elliott Davis LLC, which served as the Company’s independent public accountants for the year ended December 31, 2004, as the Company’s independent public accountants to audit the books of the Company for the current fiscal year, to report on the consolidated balance sheets and related statements of income, changes in shareholders’ equity and cash flows of the Company and to perform such other appropriate accounting services as may be required by the Company.

Audit Fees. The aggregate fees billed for professional services rendered by Elliott Davis LLC for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-QSB were $92,012 for 2004.

Audit-Related Fees. Elliott Davis LLC did not bill any fees for audit-related services for 2004.

Tax Fees. Elliott Davis LLC did not bill any fees for tax compliance, tax advice or tax planning for 2004.

All Other Fees. Elliott Davis LLC did not bill any fees for 2004 other than those described above.

All services described above were pre-approved by the Audit Committee.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for the pre-approval of all non-audit services provided by the independent auditors. Non-audit services are only provided by the Company’s auditors to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute no more than five percent of the total amount of revenues paid by the Company to its independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee to whom authority to grant such approval has been delegated by the Committee.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANC, INC.

Date: July 12, 2005	By:	/s/ Roscoe H. Mullis
Roscoe H. Mullis Chairman and Chief Executive Officer (principal executive officer)

Date: July 12, 2005	By:	/s/ Yong Kim
Yong Kim Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roscoe H. Mullis Roscoe H. Mullis	Chairman and Chief Executive Officer	July 12, 2005

Michael A. Akel	Director

/s/ Michael L. Davis Michael L. Davis	Director	July 12, 2005

William H. Gross	Director

Kenneth L. Harrison	Director

/s/ Joseph P. Helow Joseph P. Helow	Director	July 12, 2005

J. Grover Henderson	Director

/s/ Thomas I. Stafford, Jr. Thomas I. Stafford, Jr.	Director	July 12, 2005

/s/ Timothy M. O’Keefe Timothy M. O’Keefe	Director	July 12, 2005

Vasant P. Bhide	Director

/s/ Benny L. Cleghorn Benny L. Cleghorn	Director	July 12, 2005

Philip H. Cury	Director

/s/ Robert L. Mathews Robert L. Mathews	Director	July 12, 2005

/s/ Thomas I. Stafford, III Thomas I. Stafford, III	Director	July 12, 2005

/s/ Kenneth W. Suggs Kenneth W. Suggs	Director	July 12, 2005

Vernon W. Williford	Director

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.1	Agreement and Plan of Merger between First National Banc, Inc. and ABC Bancorp

3.1	Articles of Incorporation of First National Banc, Inc. (incorporated by reference to Exhibit 3.1 of the Form S-4/A filed by the Company on December 23, 2003)

3.2	Bylaws of First National Banc, Inc. (incorporated by reference to Exhibit 3.2 of the Form S-4/A filed by the Company on December 23, 2003)

10.1	Employment Agreement of Timothy M. O’Keefe

10.2	Employment Agreement of T. Michael White

14.1	Code of Ethics

21.1	Subsidiaries

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Financial Statements and Reports of Independent Registered Public Accounting Firms