Form 10QSB
period 2005-03-31
FIRST NATIONAL BANC INC
filed 2005-08-03
CIK 1266099

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s sole class of common equity, $0.001 par value per share, as of July 25, 2005: 1,016,376.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST NATIONAL BANC, INC.

FORM 10-QSB

2

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$5,136,054	$10,668,009
Federal funds sold	3,594,000	2,403,000

Cash and cash equivalents	8,730,054	13,071,009
Interest-bearing deposits in other banks	534,357	528,401
Securities available-for-sale	17,848,844	17,578,770
Loans	222,397,479	220,311,351
Less allowance for loan losses	(5,159,926)	(4,172,000)

Loans, net	217,237,553	216,139,351
Premises and equipment, net	8,205,030	8,242,844
Foreclosed real estate, net	1,429,556	1,335,390
Other investments	1,705,800	1,490,250
Intangible assets	2,432,193	2,474,741
Other assets	6,143,275	4,774,192

Total assets	$264,266,662	$265,634,948

LIABILITIES
Deposits:
Noninterest-bearing	$26,589,995	$23,811,209
Interest-bearing	206,145,130	205,818,012

Total deposits	232,735,125	229,629,221
Federal Home Loan Bank advances	8,000,000	10,750,000
Subordinated debentures	5,155,000	5,155,000
Other liabilities	1 684,535	1,960,849

Total liabilities	247,574,660	247,495,070

SHAREHOLDERS’ EQUITY
Common stock - par value $.001 per share; 9,000,000 shares authorized; 1,033,802 and 1,033,802 issued in 2005 and 2004, respectively	1,033	1,033
Preferred stock - par value $.001 per share 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	16,646,096	16,646,096
Retained earnings	1,046,715	2,392,060
Accumulated other comprehensive loss	(170,040)	(72,109)

	17,523,804	18,967,080
Treasury stock, at cost – 17,426 shares in 2005
and 17,326 shares in 2004	(831,802)	(827,202)

Total shareholders’ equity	16,692,002	18,139,878

Total liabilities and shareholders’ equity	$264,266,662	$265,634,948

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Loans, including fees	$4,217,652	$2,427,094
Investment securities:
Taxable	140,290	58,419
Tax-exempt	10,500	7,319
Other interest	28,725	8,307

Total interest income	4,397,167	2,501,139

INTEREST EXPENSE
Deposits	1,264,026	574,604
Federal Home Loan Bank advances	128,503	155,991
Other borrowed funds	78,561	12,899

Total interest expense	1,471,090	743,494

NET INTEREST INCOME	2,926,077	1,757,645
PROVISION FOR LOAN LOSSES	3,067,000	125,000

NET INTEREST INCOME (LOSS) AFTER
PROVISION FOR LOAN LOSSES	(140,923)	1,632,645

NONINTEREST INCOME
Service charges on deposit accounts	129,906	87,995
Mortgage origination fees	227,179	122,358
Other service charges and fees	59,005	94,419
Other income	57,602	73,079

Total noninterest income	473,692	377,851

NONINTEREST EXPENSES
Salaries and employee benefits	939,924	637,802
Net occupancy expense	255,080	59,196
Other expenses	1,062,615	597,389

Total noninterest expense	2,257,619	1,294,387

INCOME (LOSS) BEFORE INCOME TAXES	(1,924,850)	716,109
PROVISION FOR INCOME TAXES (BENEFITS)	(782,788)	274,481

NET INCOME (LOSS)	$(1,142,062)	$441,628

Earnings (loss) per share:
Basic	$(1.12)	$0.62

Diluted	$(1.12)	$0.61

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2005 and 2004

Unaudited

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE - DECEMBER 31, 2003	493,216	$492	$7,113,867	$4,881,686	$11,161	$(217,110)	$11,790,096
Comprehensive income:
Net income				441,628			441,628
Other comprehensive income:
Net change in unrealized gain on securities available-for-sale, net tax effects					30,334		30,334

Total comprehensive income							471,962

Exercise of options	5,599	6	189,361			(132,367)	57,000

Purchase of treasury stock (5,654 shares)						(152,736)	(152,736)

Stock issuance in merger	204,000	204	9,179,211				9,179,415

Stock dividend effected in form of a stock split	325,670	326	(326)

BALANCE - March 31, 2004	1,028,485	$1,028	$16,482,113	$5,323,314	$41,495	$(502,213)	$21,345,737

BALANCE - DECEMBER 31, 2004	1,033,802	$1,033	$16,646,096	$2,392,060	$(72,109)	$(827,202)	$18,139,878
Comprehensive income:
Net income				(1,142,062)			(1,142,062)
Other comprehensive income:
Net change in unrealized gain on securities available-for-sale, net tax effects					(97,931)		(97,931)

Total comprehensive loss							(1,239,993)

Cash dividends				(203,283)			(203,283)

Purchase of treasury stock (100 shares)						(4,600)	(4,600)

BALANCE - March 31, 2005	1,033,802	$1,033	$16,646,096	$1,102,815	$(170,040)	$(831,802)	$16,692,002

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(1,142,062)	$441,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,034	51,040
Amortization and accretion, net	69,540	14,634
Provision for loan losses	3,067,000	125,000
Loss on foreclosed real estate	—	13,162
Changes in other assets and other liabilities, net	(1,955,113)	(638,528)

	144,399	6,936

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in other banks	(5,956)	349,516
Activity in securities available-for-sale:

Maturities, prepayments and calls	1,192,597	848,418
Purchases	(1,587,594)	(2,752,656)
Net increase in loans	(4,165,202)	(7,531,309)
Net cash received in bank acquisition	—	4,510,213
Proceeds from sale of foreclosed real estate	—	110,475
Purchase of Federal Home Loan Bank stock	—	(75,000)
Additions to premises and equipment	(67 220)	(93,965)

Net cash used for investing activities	(4,633,375)	(4,634,308)

FINANCING ACTIVITIES
Net increase in deposits	3,105,904	4,385,351
Federal Home Loan Bank advances	(2,750,000)	1,500,000
Net increase in federal funds purchased	—	2,304,000
Net increase (decrease) in securities sold under
agreements to repurchase	—	(597,000)
Dividends Paid	(203,283)
Purchase of treasury stock	(4,600)	(152,736)

Net cash provided by financing activities	148,021	7,439,615

Increase (decrease ) in cash and cash equivalents	(4,340,955)	2,812,243

Cash and cash equivalents - beginning	13,071,009	9,620,226

Cash and cash equivalents - ending	$8,730,054	$12,432,469

FIRST NATIONAL BANC, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The December 31, 2004 consolidated balance sheet has been derived from the Company’s 2004 audited financial statements.

Critical accounting policies

A summary of significant accounting policies is included in the Company’s Form 10-KSB for the annual period ended December 31, 2004 filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending March 31, 2005.

Accounting standards which have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2. EARNINGS PER SHARE

Basic and diluted earnings per share have been computed based upon net income presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding as summarized below. Diluted earnings per share reflect the dilutive effect of additional shares of common stock that could be issued upon the exercise of outstanding stock options. At March 31, 2005, there were 17,499 potential common shares that were antidilutive and were therefore not included in the calculation.

	Three Months Ended March 31,
	2005	2004
Weighted average number of common shares used in basic earnings per share	1,016,420	716,951
Effect of dilutive securities:
Stock options	—	8,101

Weighted average number of common and dilutive potential common shares used in diluted earnings per share	1,016,420	725,052

NOTE 3. MERGER WITH ABC BANCORP

On June 30, 2005, the Company and ABC Bancorp (“ABC”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, the Company will merge with and into ABC. Refer to “Merger Agreement with ABC Bancorp” under Item 2 of Part I of this Form 10-QSB.

Item 2. Management’s Discussion and Analysis of Financial Condition

This discussion is intended to assist in understanding the consolidated financial condition and results of operations of First National Banc, Inc. (the “Company”). The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

The examination findings resulted in an increased charge to the Company’s provision for loan losses of approximately $7.2 million in the consolidated financial statements for the year ended December 31, 2004 and the charge-off of additional loans against the allowance of approximately $6.0 million in the consolidated financial statements. During the first quarter of 2005, additional loans of approximately $2.1 million were charged-off against the allowance in the consolidated financial statements. The significant loan losses had a negative impact on asset quality, capital adequacy, earnings and liquidity. As a result of the negative impact to capital adequacy and earnings, the bank no longer met the requirement to be well capitalized and is now considered adequately capitalized. Management believes the consolidated financial statements at and for the first quarter ended March 31, 2005 reflect the financial impact of the unsound lending practices. Decisions by the OCC could, however, result in additional charges to the consolidated financial statements.

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

Primarily as a result of the reduction in capital resulting from the charges to the loan loss allowance described above, the Federal Reserve Bank of Atlanta has rated the overall condition of the Company as less than satisfactory, and required the Company’s board of directors to adopt resolutions restricting the Company’s activities without the Federal Reserve Bank’s approval. These activities include payment of dividends, repurchase of common stock, and the incurrence of any additional indebtedness.

All of the restrictions described above have limited the growth of the First National Bank of St. Marys, and growth could continue to be restricted in the future.

Merger Agreement with ABC Bancorp

On June 30, 2005, the Company and ABC Bancorp (“ABC”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, the Company will merge with and into ABC.

As a result of the Merger, each share of the common stock of the Company that is outstanding at the effective time of the Merger will be converted into the right to receive a pro rata share of merger consideration equal to $34.00 multiplied by the sum of (i) the number of shares of the Company common stock outstanding as of June 30, 2005 and (ii) the number of shares of the Company common stock issued after such date but prior to the effective time of the Merger pursuant to the exercise of outstanding stock options (the “Merger Consideration”).

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

The foregoing description of certain terms of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2004.

Critical Accounting Policies

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in Note 1 to the unaudited consolidated financial statements included herein and in the Company’s Form 10-KSB for the year ended December 31, 2004.

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

The Company believes the allowance for loan losses and valuation of intangible assets are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections “Loan Portfolio”, “Asset Quality”, and “Intangible Assets” in this report related to the allowance for loan losses and intangible assets.

Results Of Operations

Overview

For the three months ended March 31, 2005, the Company’s net loss was $1.1 million, compared to net income of $442,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005, the Company’s basic loss per share was ($1.12) compared to $0.62 for the three months ended March 31, 2004.

The decrease in net income for the three-month period ended March 31, 2005 as compared to the same period in 2004 was primarily due to loan losses charged-off against the allowance in the consolidated financial statements described under the caption “Current Regulatory Proceedings” in Item 2 of Part I of this Form 10-QSB.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $2.9 million for the three months ended March 31, 2005, an increase of $1.2 million (66.5%) over net interest income of $1.8 million for the three months ended March 31, 2004. Of this $1.2 million increase, approximately $851,000 of the increase was due to the net interest income generated by the earning assets and interest bearing liabilities acquired as a result of the business combination with First National Bank of Orange Park, and approximately $349,000 of the increase was due to continued business growth since the acquisition. Average interest-earning assets grew to $242.6 million for the three months ended March 31, 2005, an increase of $76.5 million, or 46.1%, as compared to the average of $166.1 million for the three months ended March 31, 2004. Of this $76.5 million increase, approximately $68.1 million was due to the interest earning assets acquired as a result of the business combination with First National Bank of Orange Park, and approximately $8.4 million was due to continued business growth since the acquisition. Average interest-bearing liabilities grew to $220.5 million for the three months ended March 31, 2005, an increase of $70.8 million, or 47.3%, as compared to the average of $149.8 million for the three months ended March 31, 2004. Of this $70.8 million increase, approximately $55.6 million was due to the interest bearing liabilities acquired as a result of the business combination with First National Bank of Orange Park, and approximately $15.2 million was due to continued business growth since the acquisition. Loans are the highest yielding component of interest-earning assets. The annualized yield on loans for the three months ended March 31, 2005 and 2004 was 7.73% and 6.45%, respectively. The increase in the yield on loans is primarily due to the effect of the increasing interest rate environment on the Company’s loan portfolio. In addition, the annualized yield on loans for the three months ended March 31, 2004 did not include the acquired bank’s loan interest and fees for the first quarter. Annualized net interest margin for the three months ended March 31, 2005 and 2004 was 4.89% and 4.29%, respectively. The Company’s asset sensitive balance sheet position has resulted in an increasing net interest margin in the current rising interest rate environment since rate sensitive assets continue to reprice at a faster rate than rate sensitive liabilities.

Interest Income

Interest income for the three months ended March 31, 2005 was $4.4 million, an increase of $1.9 million (75.8%) from $2.5 million for the three months ended March 31, 2004. Of this $1.9 million increase, $1.2 million of the increase was due to the additional interest income generated by the earning assets acquired as a result of the business combination with First National Bank of Orange Park, and approximately $700,000 of the increase was due to additional interest and fees generated by continued growth in the earning assets of the Company since the acquisition. In addition, the Company maintained an increasing level of interest income on loans as a result of increasing the volume of loans and through the repricing of the Company’s rate sensitive loans in an increasing interest rate environment.

Interest Expense

Interest expense for the three months ended March 31, 2005 was $1.5 million, an increase of $728,000 (97.9%) from $743,000 for the three months ended March 31, 2004. Of this $728,000 increase, $307,000 of the increase was due to the additional interest expense generated by the interest-bearing liabilities acquired as a result of the business combination with First National Bank of Orange Park, and approximately $421,000 of the increase was due to additional interest expense generated by continued growth in the company’s interest-bearing liabilities such as money market accounts. In addition, the increasing interest rate environment has also contributed to the increase in interest expense.

Noninterest Income

Noninterest income for the three months ended March 31, 2005 was $474,000, an increase of $96,000 (25.4%) from $378,000 for the three months ended March 31, 2004. The increase in mortgage origination fees and noninterest income from the acquired bank served to offset decreases in the First National Bank of St. Marys’ service charges on deposit accounts and other service charges and fees. Mortgage origination fees for the three months ended March 31, 2005 were $227,000, an increase of $105,000 (85.7%) from $122,000 for the three months ended March 31, 2004. First National Bank of Orange Park generated $19,000 in mortgage origination fees and $68,000 in noninterest income through March 31, 2005. First National Bank of St. Marys’ service charges on deposit accounts and other service charges and fees through March 31, 2005 were $121,000, a decrease of $62,000 (33.8%) from $182,000 for the three months ended March 31, 2005. The decrease was primarily due to a lower level of overdraft and administrative fees.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2005 was $2.3 million, an increase of $963,000 (74.4%) from $1.3 million for the three months ended March 31, 2004. Of this $963,000 increase, $609,000 of the increase was due to the noninterest expenses of First National Bank of Orange Park, and $354,000 was due to additional noninterest expenses generated by the Company. Salary and employee benefit costs were $940,000 for the three months ended March 31, 2005, an increase of $302,000 (47.4%) from $638,000 for the three months ended March 31, 2004. Of this $302,000 increase, $240,000 was the salary and employee benefit costs of First National Bank of Orange Park, and $62,000 was due to additional salary and employee benefit costs generated by the Company. Occupancy expenses were $255,000 for the three months ended March 31, 2005, an increase of $196,000 (330.9%) from $59,000 for the three months ended March 31, 2004. Of this $196,000 increase, $100,000 was due to occupancy expenses of First National Bank of Orange Park and $96,000 was due to additional noninterest expense generated by the Company primarily due to increased expense on leased office space.

Provision for Loan Losses

Included in the statement of income for the periods ended March 31, 2005 and 2004 is a non-cash expense related to the provision for loan losses of $3.1 million and $125,000 respectively. The allowance for loan losses was $5.2 million and $4.2 million as of March 31, 2005 and December 31, 2004, respectively. The allowance for loan losses as a percentage of gross loans was 2.32% at March 31, 2005 and 1.89% at December 31, 2004. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

First National Bank of St. Marys recorded net charge-offs of $2.1 million for the three months ended March 31, 2005 compared to net recoveries of $53,000 for the three months ended March 31, 2004. The provision for loan losses and the amount of charge-offs were significantly increased as of the end of the first quarter of 2005 due to loans that were identified during First National Bank of St. Marys’ regularly scheduled bank examination conducted by the Office of the Comptroller of the Currency (“OCC”) which began on March 7, 2005. Management engaged an outside consultant to perform additional review and analysis in order to confirm the findings of the OCC. The provision for loan losses was then increased based on the findings of both the OCC, the outside consultant, and management’s assessment of the ultimate collectibility of certain loans in the portfolio resulting from the individual circumstances of the borrowers involved. The increase in charge-offs and the subsequent provision for loan losses were due to documentation and collateral deficiencies, and other weaknesses in the loans identified during the examination. First National Bank of Orange Park made provisions for loan losses of $17,000 for the three months ended March 31, 2005, and it did not make any provisions for loan losses for the three months ended March 31, 2004. First National Bank of Orange Park did not record any net charge-offs for the three months ended March 31, 2005, nor did the bank record any net charge-offs for the three months ended March 31, 2004.

Income Taxes

The Company recorded an income tax benefit of $783,000 for the three months ended March 31, 2005 resulting from the net loss before taxes of $1.9 million. The decrease in net income before taxes for the three-month period ended March 31, 2005 as compared to the same period in 2004 was primarily due to loan losses charged-off against the allowance in the consolidated financial statements described under the caption “Current Regulatory Proceedings” in Item 2 of Part I of this Form 10-QSB.

Review Of Financial Condition

Overview

Total consolidated assets at March 31, 2005 were $264.3 million, a decrease of $1.4 million (0.5%) from December 31, 2004 total consolidated assets of $265.6 million. Interest-earning assets increased to $239.2 million at March 31, 2005, from $236.6 million at December 31, 2004, an increase of $2.6 million, or 1.1%. Total loans, net of the allowance for loan losses, increased to $217.2 million at March 31, 2005, from $216.1 million at December 31, 2004, an increase of $1.1 million, or 0.5%.

The Company’s reduction in assets from December 31, 2004 to March 31, 2005 is primarily the result of a decrease in cash and due from correspondent banks. Cash and due from correspondent banks at March 31, 2005 was $5.1 million, a decrease of $5.5 million (51.9%) from December 31, 2004 cash and due from correspondent banks of $10.7 million. The decrease in cash was primarily the result of an increase in loans due to a continued level of strong loan demand.

Management continuously monitors the financial condition of the Company in order to protect depositors, increase retained earnings and protect current and future earnings. Significant items affecting the Company’s financial condition are discussed in detail below.

Loans held by the Company for investment are primarily funded through deposits, Federal Home Loan Bank Advances, repurchase agreements, and federal funds agreements with correspondent financial institutions. At March 31, 2005, loans represented 90.8% of interest-earning assets compared to 91.3% at December 31, 2004. Investments in securities available for sale at March 31, 2005 were $17.8 million, an increase of $270,000 (1.5%) from $17.6 million at December 31, 2004. The Company’s Federal Home Loan Bank advances were $8.0 million at March 31, 2005, a decrease of $2.8 million (25.6%) from the December 31, 2004 balance of $10.8 million. The Company did not have any repurchase agreements at March 31, 2005 or December 31, 2004. The Company did not have any federal funds purchased at March 31, 2005 or December 31, 2004.

Loan Portfolio

At March 31, 2005, the Company’s loan portfolio was $217.2 million, an increase of $1.1 million (0.5%) compared to $216.1 million at December 31, 2004. The increase was primarily the result of an increased volume of loans at First National Bank of Orange Park. First National Bank of Orange Park’s net loans at March 31, 2005 were $78.6 million, an increase of $3.9 million (5.2%) from $74.7 million at December 31, 2004. The increased volume of loans at First National Bank of Orange Park served to offset the reduced volume of loans at First National Bank of St. Marys primarily due to $2.1 million in loan losses charged-off against the allowance in the consolidated financial statements described under the caption “Current Regulatory Proceedings” in Item 2 of Part I of this Form 10-QSB. First National Bank of St. Marys’ net loans at March 31, 2005 were $38.7 million, a decrease of $2.8 million (2.0%) from $141.5 million at December 31, 2004. The following table presents various categories of loans contained in the Company’s loan portfolio at the dates indicated:

Type of Loan	At March 31, 2005	Percent of loans in each category to total loans	At December 31, 2004	Percent of loans in each category to total loans
	(dollars in thousands)
Real Estate
Construction	$39,196	17.6%	$36,933	16.8%
Mortgage	151,940	68.3%	156,088	70.8%

Total	191,136	85.9%	193,021	87.6%
Commercial	20,020	9.0%	15,017	6.8%
Consumer	11,241	5.1%	12,273	5.6%

Total	$222,397	100.0%	$220,311	100.0%

Deposits

At March 31, 2005, the Company’s deposits were $232.7 million, an increase of $3.1 million compared to $229.6 million at December 31, 2004. The increase in total deposits was primarily the result of an increase in the volume of noninterest-bearing deposits. The Company’s noninterest-bearing deposits at March 31, 2005 were $26.6 million, an increase of $2.8 million (11.7%) from $23.8 million at December 31, 2004. The following table presents the Company’s various categories of deposits at the dates indicated:

Deposit Category (dollars in thousands)	At March 31, 2005	Percent of deposits in each category to total deposits	At December 31, 2004	Percent of Deposits in each category to total deposits
Non-interest bearing demand deposits	$26,590	11.4%	$23,811	10.4%
NOW	21,502	9.2%	27,571	12.0%
Money market	58,897	25.3%	53,581	23.3%
Savings	5,557	2.4%	5,978	2.6%
Certificates of deposit, $100,000 or more	73,346	31.5%	75,521	32.9%
Other time deposits	46,843	20.1%	43,167	18.8%

Total	$232,735	100.0%	$229,629	100.0%

Brokered deposits represented $87.6 million (37.6% of total deposits) as of March 31, 2005 as compared to $89.4 million (39.0% of total deposits) at December 31, 2004. Both subsidiary banks have utilized these types of deposits at times when it is profitable to do so and this option is exercised when deemed prudent by management. Due to the significant negative impact that the loan losses, described under the caption “Current Regulatory Proceedings” in Item 2 of Part I of this Form 10-QSB, had on asset quality, capital adequacy, earnings and liquidity, the FDIC has limited the ability of First National Bank of St. Marys to solicit new brokered deposits. The FDIC has granted First National Bank of St. Marys a waiver which allows the renewal or rollover of brokered deposits in an amount not to exceed $62.1 million. At March 31, 2005, First National Bank of St. Marys had $62.6 million in brokered deposits. The waiver will expire in October of 2005. Upon expiration, First National Bank of St. Marys will be required to request an extension for an additional 6-month period. The Company anticipates being able to either renew or replace these deposits when they mature, although, no assurance can be given that the Company will be able to replace these deposits with the same terms or rates. The restrictions described above have limited the growth of the First National Bank of St. Marys, and growth could continue to be restricted in the future.

Other Borrowings

The Company has agreements for advances with the Federal Home Loan Bank. These advances are secured by a blanket floating lien agreement, which provides a security interest in all unencumbered first mortgage residential loans, and by investments in Federal Home Loan Bank stock. As a result of the regulatory examination of First National Bank of St. Marys during early 2005, the Federal Home Loan Bank discontinued the ability of the First National Bank of St. Marys to utilize its unused borrowing capacity of $23.6 million due to the significant negative impact that the bank’s recent loan losses had on asset quality, capital adequacy, earnings and liquidity. First National Bank of Orange Park’s unused borrowing capacity available from the Federal Home Loan Bank at March 31, 2005 was $18.7 million. At March 31, 2005, the Company had $8.0 million in advances from the Federal Home Loan Bank compared to $10.8 million at December 31, 2004. The weighted average interest rate on the Company’s outstanding advances at March 31, 2005 was 5.38%.

The Company has utilized securities sold under agreements to repurchase, which are classified as secured borrowings and generally mature within 90 days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. At March 31, 2005, the Company did not have any agreements to repurchase.

At March 31, 2005, the Company’s subsidiary banks had an aggregate of six unused Federal funds purchased lines of credit from correspondent banking institutions totaling $10.0 million.

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

The debentures qualify as Tier 1, or core capital, of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, any portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2005, all of the debentures qualified as Tier 1 capital of the Company.

Intangible Assets

At March 31, 2005, the Company had $2.4 million in intangible assets resulting from the acquisition of First National Bank of Orange Park. The Company had $2.5 million in intangible assets at December 31, 2004. Goodwill of $1.5 million and a core deposit intangible of $935,000 represented the balance of the intangible assets at March 31, 2005.

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

Non-performing assets were $7.7 million at March 31, 2005, an increase of $2.0 million, or 36.1%, compared to $5.6 million at December 31, 2004. The increase in non-performing assets was the result of loans identified during the regulatory examination of First National Bank of St. Marys during early 2005. The composition of non-performing assets for each date is shown below.

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Non-accrual loans	$6,236	$4,296
OREO, net of valuation allowance	1,430	1,335

	$7,666	$5,631

The ratio of non-performing assets to net loans and other real estate was 3.51% at March 31, 2005 and 2.59% at December 31, 2004. Reduction and disposition of non-performing assets is a management priority.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of historical loan losses, loan concentrations, including geographic and industry concentrations, policy and staff considerations, collateral values, economic factors including current and anticipated conditions, volume of the loan portfolio, delinquency trends and peer comparisons. The provision for loan losses and the amount of charge-offs were significantly increased as of the end of the first quarter of 2005 due to loans that were identified during First National Bank of St. Marys’ regularly scheduled bank examination conducted by the OCC which began on March 7, 2005. Management engaged an outside consultant to perform additional review and analysis in order to confirm the findings of the OCC. The provision for loan losses was then increased based on the findings of both the OCC, the outside consultant, and management’s assessment of the ultimate collectibility of certain loans in the portfolio resulting from the individual circumstances of the borrowers involved. The allowance provides for probable losses that have been identified with individual loan relationships and for probable losses that are believed to be inherent in the loan portfolio that have yet not been identified.

From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $3.1 million during the three months ended March 31, 2005. The ratio of allowance for loan losses to total gross loans was 2.32% at March 31, 2005 and 1.89% at December 31, 2004. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Through March 31, 2005, First National Bank of St. Marys and First National Bank of Orange Park recorded net charge-offs of $2.1 million and $0, respectively and provisions to the loan loss reserve of $3.1 million and $17,000, respectively. The additional net charge-offs recorded by First National Bank of St. Marys are primarily the result of unsound lending practices by the former President of the bank. The additional provisions to the loan loss reserve were based on continued concern for unknown risk due to the unsound lending practices by the former President of the bank.

Liquidity and Capital Resources

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, Federal Home Loan Bank advances, repurchase agreements, federal funds lines, or investment portfolio maturities. However, the Federal Home Loan Bank has discontinued the ability of First National Bank of St. Marys to utilize its unused borrowing capacity and the FDIC has limited the bank’s ability to solicit new brokered deposits as a result of the regulatory exam of First National Bank of St. Marys during early 2005. The Company’s subsidiary banks actively manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital (“Tier I”), 8% for total risk-based capital and 4% for the leverage ratio. At March 31, 2005, the Company and the its bank subsidiaries were in compliance with each of the applicable regulatory capital requirements. The Company and First National Bank of St. Marys were considered to be “adequately capitalized.” First National Bank of Orange Park was considered to be “well capitalized” at March 31, 2005. The Company and its subsidiary banks’ actual capital amounts and ratios as of March 31, 2005 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2005
Total Capital ( to Risk Weighted Assets )
Consolidated	$22,090	9.61%	$18,384	8.00%	$22,979	10.00%
First National Bank - St. Marys	$11,362	8.02%	$11,330	8.00%	$14,163	10.00%
First National Bank - Orange Park	$9,806	11.18%	$7,018	8.00%	$8,773	10.00%
Tier 1 Capital ( to Risk Weighted Assets )
Consolidated	$19,187	8.35%	$9,192	4.00%	$13,788	6.00%
First National Bank - St. Marys	$9,562	6.75%	$5,665	4.00%	$8,498	6.00%
First National Bank - Orange Park	$8,705	9.92%	$3,509	4.00%	$5,264	6.00%
Tier 1 Capital ( to Average Assets )
Consolidated	$19,187	7.35%	$10,441	4.00%	$13,051	5.00%
First National Bank - St. Marys	$9,562	5.47%	$6,988	4.00%	$8,735	5.00%
First National Bank - Orange Park	$8,705	9.43%	$3,693	4.00%	$4,616	5.00%

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

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Company’s commitments have predetermined variable or fixed interest rates and fixed expiration dates. At March 31, 2005, commitments to extend credit totaled $38.7 million and represented the unfunded portion of equity, working capital and general lines of credit. At March 31, 2005, the Company had $432,000 in credit card commitments and $1.5 million in outstanding standby letters of credit.

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

Item 3. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, the Company’s principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the issues described under the caption “Current Regulatory Proceedings” in Item 2 of Part I of this Form 10-QSB, the Company is currently in the process of strengthening the loan review process by engaging an outside consultant to perform a quarterly loan review. The Company is also currently in the process of strengthening the internal audit program by engaging an outside consultant to perform a quarterly comprehensive internal audit. In addition, Audit Committee meetings are now scheduled on a monthly, rather than quarterly, basis. The loan committee structure has been modified in order to review a greater volume of loans, and a stringent level of documentation requirements and procedures must followed prior to the presentation of a credit to the committee.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this Report:

Exhibit No.		Description
3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-109586, filed 12/23/03 (“Form S-4/A”)).

3.2	-	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the S-4/A.

31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANC, INC.

Date: August 3, 2005	By:	/s/ Roscoe H. Mullis
Roscoe H. Mullis
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 3, 2005	By:	/s/Yong M. Kim
Yong M. Kim
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.